Form 10-Q
period 2013-06-30
CVENT INC
filed 2013-09-16
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-36043

Cvent, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1954458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8180 Greensboro Drive, 9th Floor McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

(703) 226-3500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 16, 2013, there were 40,173,867 shares of the registrant’s common stock outstanding.

CVENT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and changes in the regulatory landscape affecting our business, impact of litigation, plans for growth and future operations, effects of acquisitions, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.

We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CVENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,925	$16,850
Restricted cash	684	455
Short-term investments	12,470	9,320
Accounts receivable, net of reserve of $244 and $505, respectively	16,326	29,081
Prepaid expenses and other current assets	6,995	3,128
Deferred tax assets	2,486	2,486

Total current assets	59,886	61,320
Property and equipment, net	5,733	6,756
Capitalized software development costs, net	7,995	5,428
Intangible assets, net	3,521	3,919
Goodwill	12,505	12,505
Other assets, non-current	796	102

Total assets	$90,436	$90,030

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,101	3,272
Accrued and other current liabilities	14,383	13,921
Deferred revenue	51,904	51,554

Total current liabilities	68,388	68,747
Deferred tax liabilities, non-current	2,134	2,134
Other liabilities, non-current	400	419

Total liabilities	70,922	71,300
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 69,675,300 shares authorized and 17,418,807 issued and outstanding	17	17
Common stock, $0.001 par value; 154,492,987 shares authorized at June 30, 2013 and December 31, 2012; 16,376,377 and 15,901,183 shares issued and 15,856,163 and 15,380,969 outstanding at June 30, 2013 and December 31, 2012, respectively	16	16
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	45,170	42,409
Accumulated deficit	(21,723)	(19,746)

Total stockholders’ equity	19,514	18,730

Total liabilities and stockholders’ equity	$90,436	$90,030

See accompanying notes to the consolidated financial statements

CVENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$26,935	$19,779	$51,295	$38,029
Cost of revenue(1)	7,172	4,628	13,176	9,253

Gross profit	19,763	15,151	38,119	28,776
Operating expenses:
Sales and marketing(1)	12,131	8,420	23,651	16,556
Research and development(1)	2,789	1,886	5,292	3,309
General and administrative(1)	6,154	3,553	10,800	5,688

Total operating expenses	21,074	13,859	39,743	25,553

Income (loss) from operations	(1,311)	1,292	(1,624)	3,223
Interest income	123	203	383	471

Income (loss) from operations before income tax expense	(1,188)	1,495	(1,241)	3,694
Provision for income taxes	1,099	982	736	2,311

Net income (loss)	$(2,287)	$513	$(1,977)	$1,383

Net income (loss) per common share:
Basic	$(0.15)	$0.02	$(0.13)	$0.04

Diluted	$(0.15)	$0.01	$(0.13)	$0.04

Weighted average common shares outstanding—basic	15,699,359	33,256,144	15,576,259	33,233,516
Weighted average common shares outstanding—diluted	15,699,359	34,825,628	15,576,259	34,845,588

Pro forma net loss per common share:
Basic	$(0.07)		$(0.06)

Diluted	$(0.07)		$(0.06)

Pro forma weighted average common shares outstanding—basic	33,118,166		32,995,066
Pro forma weighted average common shares outstanding—diluted	33,118,166		32,995,066

(1) Stock-based compensation expense included in the above:
Cost of revenue	$323	$182	$533	$364
Sales and marketing	922	815	1,699	1,632
Research and development	254	152	395	304
General and administrative	311	285	622	570

Total	$1,810	$1,434	$3,249	$2,870

See accompanying notes to the consolidated financial statements

CVENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(1,977)	$1,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,752	2,512
Foreign currency transaction loss	166	15
Stock-based compensation expense	3,249	2,870
Change in operating assets and liabilities:
Accounts receivable, net	12,755	7,260
Prepaid expenses and other assets	(4,561)	1,305
Accounts payable, accrued and other liabilities	1,376	2,862
Deferred revenue	350	967

Net cash provided by operating activities	15,110	19,174
Investing activities:
Purchase of property and equipment and capitalized software development costs	(4,898)	(3,884)
Purchase of short-term investments	(3,150)	(492)
Acquisitions, net of cash acquired	(1,668)	(7,237)
Restricted cash	(229)	—

Net cash used in investing activities	(9,945)	(11,613)
Financing activities:
Repurchase of preferred stock, common stock and warrants	(1,275)	(15)
Proceeds from exercise of stock options and warrants	351	1,124

Net cash provided by (used in) financing activities	(924)	1,109

Effect of exchange rate changes on cash and cash equivalents	(166)	(15)
Increase in cash and cash equivalents	4,075	8,655
Cash and cash equivalents, beginning of year	16,850	18,150

Cash and cash equivalents, end of year	$20,925	$26,805

Supplemental cash flow information:
Income taxes paid	$2,786	$1,888
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in acquisition	$—	$935

See accompanying notes to the consolidated financial statements

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. Description of Business

Cvent, Inc. (the “Company”) was incorporated on August 20, 1999 in the State of Delaware. The Company provides a cloud-based enterprise event management platform with solutions for both sides of the events and meetings value chain: (i) event and meeting planners and (ii) hotels and venues. The Company’s integrated, cloud-based solution addresses the entire event lifecycle by allowing event and meeting planners to organize, market and manage their meetings, conferences, tradeshows and other events. The Company’s online marketplace connects event planners and venues through its vertical search engine that accesses its proprietary database of detailed hotel and venue information. The combination of these solutions creates an integrated platform that allows the Company to generate revenue from both sides of the events and meetings value chain.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial information presented in the accompanying unaudited consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012 has been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of June 30, 2013, and the results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six month periods ended June 30, 2013 and 2012. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cvent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made by management include estimated useful lives of property and equipment, application of appropriate revenue recognition standards, allowances for doubtful accounts, valuation of deferred tax assets, stock-based compensation, income taxes and legal and other contingencies. The current economic environment may have increased the degree of uncertainty inherent in some of those estimates and assumptions. Actual results could differ from those estimates and assumptions.

(d) Cash and Cash Equivalents

Highly liquid financial instruments purchased with original maturities of 90 days or less at the date of purchase are reported as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $664 of these funds as of June 30, 2013 and $1,351 as of December 31, 2012.

(e) Short-Term Investments

The Company’s short-term investments consist of highly liquid financial instruments with original maturities greater than 90 days but less than one year. These short-term investments are comprised of certificates-of-deposit held in India and are carried at fair value.

(f) Revenue Recognition

The Company derives revenue from two primary sources: platform subscription-based products and marketing solutions. These services are generally provided under annual and multi-year contracts and revenue is generally recognized on a straight-line basis over the life of the contract. The Company recognizes revenue when all of the following conditions are met:

(i)	persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the products or services will be provided;

(ii)	delivery to customers has occurred or services have been rendered;

(iii)	the fee is fixed or determinable; and

(iv)	collection of the fees is reasonably assured.

The Company considers a signed agreement or other similar documentation to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including transaction history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

The Company adopted the provisions of FASB ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables) with respect to its multiple-element arrangements entered into or significantly modified on or after January 1, 2011. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence (VSOE) or third-party evidence (TPE) of selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations.

Platform Subscription Revenue

The Company generates the majority of its revenue through software-as-a-service (SaaS) subscriptions to the event management platform, pricing for which is subject to the features and functionality selected. No features or functionality within the subscription-based services have stand alone value from one another and, therefore, the entire subscription fee is recognized on a straight-line basis over the term of the subscription arrangement.

SaaS subscriptions may include functionality that enables customers to manage the registration of participants attending the customer’s event or events. In some cases, the negotiated fee for the subscription is based on a maximum number of event registrations permitted over the subscription term. At any time during the subscription term, customers may elect to purchase blocks of additional registrations, which are referred to as up-sells. The fees associated with the up-sells are added to the original subscription fee, and the revenue is recognized over the remaining subscription period. In other more limited cases, a customer may purchase additional registrations on a pay-as-you-go basis, which are referred to as overages. The revenue for overages is recognized as each additional registration is used by the customer. No portion of the subscription fee is refundable regardless of the actual number of registrations that occur. Other subscription-based solutions include the sale of mobile event apps as well as survey solutions, both of which are contracted through annual or multi-year agreements.

Subscription agreements do not provide customers with the right to take possession of the underlying software at any time.

Marketing Solutions Revenue

Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year advertising contracts. Such solutions include prominent display of a customer’s venue within the Cvent Supplier Network, the Cvent Destination Guide or in various electronic newsletters. Pricing for the advertisements is based on the targeted geography, number of advertisements and prominence of the ad placement.

The Company enters into arrangements with multiple deliverables that generally include various marketing solutions that may be sold individually or bundled together and delivered over various periods of time. In such situations, the Company applies the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, No. 605-25, Revenue Recognition – Multiple Element Arrangements to account for the various elements within the marketing solution agreements delivered over the platform. Under such guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized ratably over the contractual period that the related advertising deliverable is provided. Annual marketing solutions on the Cvent Supplier Network are often sold separately, and, as such, all have standalone value.

Some one-time marketing solutions, which can run for a month, several months, or a year, are primarily sold in a package. In determining whether the marketing solutions sold in packages have standalone value, the Company considers the availability of the services from other vendors, the nature of the solutions, and the contractual dependence of the solutions to the rest of the package. The Company has concluded that all of the marketing solutions in the packages included in multiple-deliverable arrangements executed have standalone value.

Revenue arrangements with multiple deliverables are divided into separate units of accounting and the arrangement consideration is allocated to all deliverables based on the relative selling price method. In such circumstances, the Company uses the selling price hierarchy of: (i) vendor specific objective evidence of fair value, or VSOE, if available, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of selling price. VSOE is limited to the price charged when the same element is sold separately by the Company. Due to the unique nature of some multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE; therefore the Company may use its best estimate to establish selling prices for these arrangements. The Company establishes the best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, customer demand and price lists.

Deferred revenue consists of billings or payments received in advance of revenue recognition from platform subscription services or marketing solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments.

(g) Comprehensive Income

There was no material difference between net income (loss) presented in the consolidated statements of operations and comprehensive income (loss) for each of the three and six month periods ended June 30, 2013 and 2012.

(h) Fair Value Measurements

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value.

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments on the consolidated balance sheets approximate their fair value based on their short-term nature.

The Company is also subject to certain contingent consideration arrangements associated with recent acquisitions that are based on achieving specified operating targets and the passage of time. Assumptions including revenue forecasts, future market opportunities, complexity and size of addressable markets and the scalability of the product are developed to determine the fair value of such contingent consideration. In addition, the probability of achieving the specified targets is considered in determining the fair value of the contingent consideration included in the purchase price. Cvent will continue to remeasure contingent consideration to fair value at each reporting date, and will recognize any changes to the fair value in earnings for any changes resulting from events after the acquisition date, such as meeting a sales target.

(i) Foreign Currency Transactions

The Company has designated the U.S. dollar as its functional currency for its foreign subsidiary in India. For the subsidiary, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Foreign currency gains and losses associated with remeasurement are included in general and administrative expense in the consolidated statements of operations.

Foreign currency losses associated with remeasurement and immaterial transaction losses were $1,060 and $767 for the three months ended June 30, 2013 and 2012, respectively, and $947 and $334 for the six months ended June 30, 2013 and 2012, respectively.

The Company’s subsidiary in the United Kingdom designates the British pound as the functional currency. For the subsidiary, balances are translated into U.S. dollars at current exchange rates. Foreign currency gains and losses associated with translation are included in general and administrative expense in the consolidated statement of operation. For the three and six months ended June 30, 2013, foreign currency translation and transaction losses were immaterial.

(j) Foreign Currency Forward Contracts

The Company is exposed to certain risks related to its ongoing business operations, including the effect of changes in foreign exchange rates on the Company’s monetary assets and liabilities denominated in foreign currency. The Company occasionally uses short-term foreign currency forward contracts as part of its strategy to manage these risks but does not hold or issue derivative instruments for trading purposes or speculation. These foreign currency forward contracts do not meet the requirements for hedge accounting and changes in the fair value of these derivative instruments are recorded in general and administrative expenses in the Company’s consolidated statement of operations.

During the quarter ended June 30, 2013, the Company entered into short-term exchange-rate related forward contracts to purchase Indian Rupees. As of June 30, 2013, the Company had entered into forward contracts with a total notional value of $2.5 million, expiring at various dates from July through September 2013. Through June 30, 2013, the Company has recorded an unrealized loss of $40 related to these forward contracts within general and administrative expenses.

3. Net Income (Loss) Per Share

The Company calculates basic net income per share of common stock by dividing net income attributable to the common stockholders for the period by the weighted-average number of shares of common stock and participating convertible preferred stock outstanding during the period. The Company calculates diluted net income per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock and convertible preferred stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, as calculated for the three and six months ended June 30, 2013 and 2012 using the treasury stock method. The Series A Convertible Preferred Stock does not participate in positive earnings differently than common stock. Accordingly, the net income attributable to common and preferred stockholders would be divided proportionately by the number of shares outstanding of each and there would be no difference in the determination of basic and diluted net income per share calculated separately for common and preferred stock. Included in the diluted weighted average shares outstanding is the unvested portion of early option exercises of 573,941 shares on June 13, 2012. These unvested shares are removed from the basic earnings per share calculation as the shares can be repurchased by the Company prior to the vesting date should employment of the early exercised option shareholders be terminated. On March 11, 2013, 244,009 of these shares vested. The computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(2,287)	$513	$(1,977)	$1,383

Weighted average number of shares outstanding:
Weighted average common shares outstanding	15,699,359	15,837,337	15,576,259	15,814,709
Effect of convertible preferred stock	—	17,418,807	—	17,418,807

Weighted average shares outstanding for basic earnings per share	15,699,359	33,256,144	15,576,259	33,233,516
Effect of share-based equity award plan	—	1,506,379	—	1,552,179
Effect of warrants	—	63,105	—	59,893

Weighted average shares outstanding for diluted earnings per share	15,699,359	34,825,628	15,576,259	34,845,588
Net income per share:
Basic	$(0.15)	$0.02	$(0.13)	$0.04

Diluted	$(0.15)	$0.01	$(0.13)	$0.04

The weighted average number of shares outstanding used in the computation of basic and diluted loss per share for the three and six months ended June 30, 2013 do not include the effect of 17,418,807 convertible preferred stock, as these shares are not obligated to participate in losses. The weighted average number of shares outstanding used in the computation of diluted loss per share for the three and six months ended June 30, 2013 do not include the effect of 1,519,632 and 1,607,662 stock options and warrants, respectively. The effect of these potentially outstanding shares were not included in the calculation of pro-forma diluted loss per share because the effect would have been anti-dilutive.

4. Unaudited Pro Forma Information

All of the outstanding shares of Series A Convertible Preferred Stock will convert into common stock on the closing of an initial public offering of common stock at a price per share of not less than $15.60 under the Securities Act of 1933 on a 1:1 basis. For purposes of pro forma basic net loss per share, all shares of Series A Convertible Preferred Stock have been treated as though they have converted to common stock of the Company at the beginning of the period. On August 14, 2013, the Company completed its initial public offering (IPO) of common stock and the then-outstanding shares of Series A Convertible Preferred Stock converted into common stock on a 1:1 basis (see Note 10).

The computation of pro forma basic and diluted net loss per share is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net loss	$(2,287)	$(1,977)

Pro forma weighted average number of shares outstanding:
Weighted average common shares outstanding	15,699,359	15,576,259
Effect of convertible preferred stock	17,418,807	17,418,807

Pro forma weighted average shares outstanding for basic earnings per share	33,118,166	32,995,066
Effect of share-based equity award plan	—	—
Effect of warrants	—	—

Pro forma weighted average shares outstanding for diluted earnings per share	33,118,166	32,995,066
Pro forma net loss per share:
Basic	$(0.07)	$(0.06)

Diluted	$(0.07)	$(0.06)

The pro forma weighted average number of shares outstanding used in the computation of pro forma diluted loss per share for the three and six months ended June 30, 2013 do not include the effect of 1,519,632 and 1,607,662 shares subject to stock options and warrants, respectively. The effect of these potentially outstanding shares were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.

5. Income Taxes

The Company has estimated its annual effective tax rate for the full fiscal year 2013 and applied that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the six months ended June 30, 2013. The Company also records discrete items in each respective period as appropriate. The Company’s consolidated effective tax rate for the six months ended June 30, 2013 and 2012 was (59.3)% and 62.6%, respectively. The decrease in rate from the comparable period is primarily due to the ratio of book expenses that are not deductible for income tax purposes, the decrease in income from operations before income tax and the 2012 U.S. Federal Research and Development Tax Credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a discrete tax benefit during the six months ended June 30, 2013.

The Company’ estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The Company is subject to U.S. Federal income tax, various state income taxes and various foreign income taxes. The effective income tax rate for the six months ended June 30, 2013 reflects various foreign income taxes and estimated benefit of the U.S. Federal Research and Development Tax Credit.

In assessing the Company’s ability to realize the future benefit associated with its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization is dependent on the generation of taxable income within the periods that those temporary differences become deductible. The Company has not recorded a valuation allowance for its U.S. deferred tax assets due to management’s assessment that it is more-likely-than-not that the Company will be able to realize these tax assets.

The Company has recorded a valuation allowance on certain foreign net operating loss carryforwards and does not currently anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. Federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation to the U.S. As of June 30, 2013, the undistributed earnings of the Company’s foreign affiliates was $638.

The Company’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

6. Stock-Based Compensation Plan

In 1999, the Company adopted a Stock Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options or nonvested shares to officers and key employees. The Plan was amended in April 19, 2000 to increase the number of incentive stock and restricted stock (collectively the “Stock”) authorized to be issued under the Plan (the “Stock Pool”) from 600,000 to 4,050,000. The Plan was subsequently amended on April 1, 2001 to increase the Stock Pool to 6,331,250, on March 12, 2007 to increase the Stock Pool to 10,901,365, on March 11, 2011 to increase the Stock Pool to 14,783,135, and on July 15, 2011 to increase the Stock Pool to 15,854,691. To date, the Company has only granted stock options settleable in shares. Stock options can be granted with an exercise price less than, equal to or greater than the stock’s fair value at the date of grant. The awards have various terms and vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire 10 years after the date of grant. At June 30, 2013, there were 1,068,507 shares available for the Company to grant under the Plan.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants made during the three and six months ended June 30, 2013 are provided in the following table. Because the Company’s shares were not publicly traded during those periods and its shares are rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.

The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Dividend yield	0.00%	0.00%
Volatility	53.76%	53.73%
Expected term (years)	6.39	6.41
Risk-free interest rate	1.38%	1.34%

Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2012	3,290,039	$2.40	8.08	$23,030
Granted	1,023,961	11.34
Exercised	(460,465)	1.66
Forfeited	(52,858)	4.47
Expired	(625)	8.00

Balance at June 30, 2013	3,800,052	$4.85	8.20	$27,170

Exercisable at June 30, 2013	1,029,313	$1.47	6.91	$10,839

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 was $5.95. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $4,561.

The Company recorded stock-based compensation expense related to options of $468 and $194 during the three months ended June 30, 2013 and 2012, respectively and $749 and $399 during the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was $6,552 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.55 years.

On June 13, 2012, 573,941 of stock options were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction were recorded as a liability within accrued and other current liabilities and other liabilities, non-current. During the six months ended June 30, 2013, 244,009 of these options vested and the portion of the liability related to the vesting options was reclassified to the Company’s stockholders’ equity. The remainder will be reclassified to stockholders’ equity as the Company’s repurchase rights lapse.

Common Stock Valuations

In addition to the values derived from the valuation models, management and the Company’s Board of Directors also considered relevant market activity including the anticipated IPO, and other recent events, including the July 2011 transaction in evaluating the estimate of fair value per share for stock options granted during 2011 and 2012. As a result, the Company recorded additional stock-based compensation expense of $242 and $288 during the three months ended June 30, 2013 and 2012, respectively and $533 and $566 during the six months ended June 30, 2013 and 2012, respectively based on subsequent increases to the Company’s initial estimate of fair value. At June 30, 2013, there was $1,600 of unrecognized compensation cost related to the revised estimated fair value of stock at grant dates included in total unrecognized compensation cost.

7. Stockholder’s Equity

a) Common Stock Call Option

In conjunction with the July 2011 transaction, the Company entered into a stock repurchase agreement (the Agreement) with certain members of senior management. The Agreement includes a contractual call option, providing the Company an option to repurchase up to 50% of the employee’s then outstanding shares of common stock for $7.80 per share in the event of resignation or termination by the employee. The call option is effective for the two-year period following the July 2011 transaction and represents a compensatory arrangement in that the key employees must continue employment for a period of two years to earn back the right to participate in any appreciation in the value of the underlying shares or be subject to repurchase under the Company’s call option. Pursuant to the terms of the Agreement, stock options that vest and are exercised by management during the two-year period of the Agreement become subject to the repurchase provisions.

The Company recorded stock-based compensation expense related to call options of $859 and $901 during the three months ended June 30, 2013 and 2012, respectively and $1,668 and $1,802 during the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was $157 of total unrecognized compensation cost related to call options.

As of December 31, 2012, the Company had repurchased 504,559 shares of common stock at $7.80 per share for a total of $3,950 under the Agreement resulting from the exercise of its call option in connection with the termination of the Company’s former chief financial officer. The repurchased shares are held in treasury stock at cost. There were no repurchased shares under the Agreement during the six months ended June 30, 2013. The Company’s right to repurchase these shares expired July 15, 2013.

b) Common Stock Warrants

In 2011, the Company issued warrants to a non-employee to purchase 125,000 shares of common stock, in connection with a profit-sharing agreement. The warrants have an exercise price of $1.80, vest annually over a four-year period, and expire on December 31, 2017. One June 28, 2013 the Company repurchased these warrants for $1,275, which was equal to the estimated fair value at the time of purchase of $12.00 per share less the exercise price of $1.80. There were no warrants granted and 14,729 warrants exercised at an exercise price of $1.80 during the six months ended June 30, 2013.

Unvested warrants to non-employees are re-measured at fair value as of each balance sheet date. The Company recorded stock-based compensation expense in general and administrative expense related to non-employee warrants of $241 and $51 during the three months ended June 30, 2013 and 2012, respectively, and $299 and $103 during the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, there was no unrecognized expense related to unvested warrants granted under the Plan as there were no outstanding warrants.

8. Commitments and Contingencies

a) Legal Proceedings, Regulatory Matters and Other Contingencies

From time to time, the Company may become involved in legal proceedings, regulatory matters or other contingencies in the ordinary course of its business. The Company is not presently involved in any legal proceeding, regulatory matter or other contingency that, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, operating results, financial condition or cash flows.

b) Strategic Partnership Agreement

The Company is a party to a strategic partnership agreement, pursuant to which the Company is obligated to make payments in exchange for the receipt of referrals from a provider’s existing customers. The Company pays a fee based on the actual number of referrals, subject to a minimum. These fees are paid by the Company quarterly, in arrears, and the agreement is effective until November 17, 2013. The Company accrued expenses totaling $75 and $173 during the three months ended June 30, 2013 and 2012, respectively, and $150 and $233 during the six months ended June 30, 2013 and 2012, respectively, under this agreement. On June 28, 2013 the Company renewed its strategic partnership agreement, effective November 18, 2013 through November 19, 2017. Under the renewal agreement, the Company pays a set fee each quarter in exchange for the receipt of referrals from a provider’s existing customers.

9. Capitalization

On August 14, 2013, the Company completed its IPO of common stock. The accompanying consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2013. In connection with the Company’s IPO, the Company’s Board of Directors and stockholders approved a 1-for-4 reverse stock split of its outstanding common stock and convertible preferred stock effective August 5, 2013. All share and per share amounts contained in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. Upon completion of the Company’s IPO, (i) all outstanding shares of convertible preferred stock converted into an aggregate of 17,418,807 shares of common stock and (ii) the Company issued 6,440,000 shares of common stock resulting in net proceeds of $122.2 million after deducting the underwriters discount and estimated offering expenses. Considering the significant impact of these events on the Company’s capitalization, the Company has presented certain pro forma balance sheet information to reflect these events as if they occurred on June 30, 2013.

The following table sets forth our cash, cash equivalents and short-term investments and capitalization as of June 30, 2013:

On an actual basis without any adjustments to reflect subsequent events; and

On a pro forma basis reflecting (i) the conversion of all outstanding shares of the Company’s Series A Convertible Preferred Stock into an aggregate of 17,418,807 shares of the Company’s common stock, which occurred immediately prior to the completion of the IPO, (ii) the filing of the Company’s amended and restated certificate of incorporation, which occurred immediately prior to the closing of the offering, and (iii) the receipt by the Company of the net proceeds from the sale of 6,440,000 shares of common stock in the offering at the initial public offering price of $21.00 per share, after deducting the estimated underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding the exercise of any option held by the underwriters with respect to the offering.

The following information is illustrative only of the Company’s cash, cash equivalents and short-term investments and capitalization following the completion of the offering.

The number of shares of common stock outstanding in the table above does not include:

	As of June 30, 2013
	Actual	Pro Forma
	(in thousands, except share and per share data)
Cash, cash equivalents, and short-term investments, net of restricted cash	$33,395	$157,651

Stockholders’ equity:
Preferred stock, $0.001 par value per share; no shares authorized, actual; 100,000,000 shares authorized, pro forma; no shares issued and outstanding, actual and pro forma	—	—
Series A Convertible Preferred stock, $0.001 par value per share; 69,675,300 shares authorized, actual; no shares authorized, pro forma; 17,418,807 shares issued and outstanding, actual; no shares issued and outstanding, pro forma	17	—
Common stock, $0.001 par value per share; 154,492,987 shares authorized actual; 1,000,000,000 shares authorized pro forma; 16,376,377 shares issued and 15,856,163 shares outstanding, respectively, actual; and 40,235,184 shares issued and 39,714,970 shares outstanding, pro forma	16	39
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	45,170	167,387
Accumulated deficit	(21,723)	(21,723)

Total stockholders’ equity	19,514	141,737

Total capitalization	$19,514	$141,737

3,800,052 shares of common stock issuable upon exercise of options outstanding, including 329,932 shares underlying stock options that have been early exercised and remain subject to vesting, at a weighted-average exercise price of $4.85 per share under the Company’s Stock Incentive Plan as of June 30, 2013;

An additional 3,866,716 shares of the Company’s common stock to be reserved for future issuance under the Company’s 2013 Equity Incentive Plan following the offering.

10. Subsequent Events

The Company has evaluated subsequent events through September 16, 2013, the date the financial statements were available to be issued.

On July 5, 2013, the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (or the “2013 Plan”), and, on July 25, 2013, the 2013 Plan was approved by the stockholders. The 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.

The Company’s stock repurchase agreement and related call option dated July 15, 2011, with certain members of senior management expired on July 15, 2013.

On July 25, 2013, the Company’s Board of Directors authorized a reverse stock split of the Company’s outstanding common stock and Series A Preferred stock at a ratio of 1-for-4. On August 5, 2013, the reverse stock split was effected such that, (i) each 4 shares of outstanding common stock was reduced to one share of common stock; (ii) the number of shares of common stock into which each outstanding share of the Company’s Series A Convertible Preferred Stock, and the Company’s outstanding warrants or options to purchase common stock is exercisable were proportionately reduced; (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased. The accompanying consolidated financial statements give retroactive effect as though the 1-for-4 reverse stock split of the Company’s common and preferred stock occurred for all periods presented, without any changes in the par value per share and in the authorized number of common and preferred shares. Fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

In August 2013, the Company closed its IPO of 6,440,000 shares of common stock, including 840,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $21.00 per share. The Company’s shares are traded on the New York Stock Exchange. The Company received gross proceeds from the IPO of $135.2 million. After deducting the underwriting discount of $9.5 million and estimated offering expenses of $3.5 million, net proceeds were $122.2 million. Offering expenses at June 30, 2013 of $2.2 million were recorded in prepaid expense and other current assets. These offering expenses, and additional expenses incurred from July 2013 through the closing of the IPO of approximately $1.4 million, will be recorded as an offset to proceeds received from the offering in additional paid-in capital.

Upon the closing of the Company’s IPO all outstanding shares of the Company’s Series A Convertible Preferred Stock converted, on a one-to-one basis, into 17,418,807 shares of common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus dated August 8, 2013. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors.” When used in this report, the words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three and six months ended June 30, 2012 and 2013 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three and six months ended June 30, 2012 and 2013 includes, all adjustments, consisting only of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.

Overview

We are a leading cloud-based enterprise event management platform. We provide solutions for both sides of the events and meetings value chain: (i) event and meeting planners, and (ii) hotels and venues. Our integrated, cloud-based solution addresses the entire event lifecycle by allowing event and meeting planners to organize, market and manage their meetings, conferences, tradeshows and other events. Our online marketplace connects event planners and venues through our vertical search engine that accesses our proprietary database of detailed venue information. The combination of these solutions creates an integrated platform that allows us to generate revenue from both sides of the events and meetings value chain.

Our event and meeting planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual and multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise events and meetings including external events, such as conferences, tradeshows, and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our event and meeting planning platform subscription solutions was $13.9 million for the three months ended June 30, 2012 and $18.8 million for the three months ended June 30, 2013, or 70% our total revenue during each of those periods. We generally recognize revenue from these contracts ratably over the term of the contract.

On the other side of the event value chain, hotels and venues utilize our online marketing solutions to generate more visibility with ready-to-transact event and meeting planners. Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with more than 200,000 venues in our proprietary database. We believe that our CSN contains the world’s largest, most accurate and searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual and multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in our CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. Revenue from our marketing solutions was $5.9 million for the three months ended June 30, 2012 and $8.1 million for the three months ended June 30, 2013, or 30% of our total revenue during each of those periods.

Although we have historically grown our business organically, we acquired three small complementary businesses during the year ended December 31, 2012. In January 2012, we acquired Seed Labs LLC, now branded as our CrowdTorch features and functionality, to develop our mobile app capabilities for consumer events. In June 2012, we acquired CrowdCompass, Inc. to develop our mobile app capabilities for business events. In December 2012, we acquired TicketMob LLC to develop our ticketing capabilities. We expect to maintain our focus on organic growth in the future and may pursue opportunistic acquisitions that add complementary technology or expand our geographic footprint.

Financial Operations Overview

Revenue

Platform Subscriptions. We generate the majority of our revenue through subscriptions for our event management solutions platform, pricing for which is based on the features and functionality selected. Our Strategic Meetings Management solution is targeted towards the large enterprise market, and includes the full functionality of our platform. Our Event Management solution, which is targeted towards mid-market and smaller enterprises, has many of the same features as our Strategic Meetings Management solution but does not include some of the advanced features and functionality required by larger organizations. The number of attendee registrations available to customers subscribing to the registration functionality is contractually fixed, and registrations above the contracted amount result in additional fees paid by the customer.

Our customer contracts are typically not cancellable without cause and typically range in length from one to three years. We generally recognize revenue from platform subscriptions ratably over the term of the agreement. Customers are typically invoiced in advance on a quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription period. We refer to contractual amounts that have not been invoiced as unbilled contract value. Unbilled contract value is not reflected in our consolidated financial statements.

Platform subscription revenue also includes revenue from our mobile event apps and web survey products, which given the timing of our acquisition of the related technology, have not been significant.

Marketing Solutions. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within the Cvent Supplier Network, the Cvent Destination Guide or in various electronic newsletters. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.

We generally recognize the revenue from these marketing solutions over the period the advertisements are delivered. Customer contracts are typically not cancellable without cause and typically range in length from one to two years. We generally invoice our customers in advance in annual installments. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized as revenue over the contract period. Contractual amounts that have not been invoiced, which we refer to as unbilled contract value, are not reflected in our consolidated financial statements.

Cost of Revenue

Cost of revenue primarily consists of employee-related expenses, including salaries, benefits, bonuses and stock-based compensation, related to providing support and hosting our applications, costs of data center capacity, software license fees and amortization expense associated with capitalized software. In addition, we allocate a portion of overhead, such as rent, information technology costs, depreciation and amortization to cost of revenue based on head count.

We are invested in our customers’ success and as such, we will continue to invest in providing support and expanding our capacity to support our growth, which in the near-term will result in higher cost of revenue in absolute dollars and as a percentage of revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions are expensed when the customer contract is signed. In addition to staff costs, our cost of marketing includes product marketing and other brand-building activities, such as trade shows, product seminars and online marketing.

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in the near-term in absolute dollars and as a percentage of revenue as we continue to expand our business both domestically and internationally. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred.

With the exception of our three 2012 acquisitions, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. Notwithstanding, we expect research and development expenses to increase in the near-term in absolute dollars and as a percentage of revenue as we add new functionality on the platform and expand our cloud-delivery infrastructure.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, legal and human resource staffs, including salaries, benefits, bonuses and stock-based compensation, as well as professional fees, insurance premiums, other corporate expenses, and overhead.

We expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenue as we continue to expand our operations, hire additional personnel and transition from being a private company to a public company. In transitioning to a public company, we expect to incur additional expenses related to outside legal counsel, accounting and auditing activities, compliance with public company reporting and corporate governance requirements, increased insurance requirements and enhancing our internal control environment.

Critical Accounting Policies and Estimates

Our financial statements and the related notes included elsewhere in this Current Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended June 30, 2013, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2012 included in our prospectus dated August 8, 2013, and filed with the SEC.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue	$26,935	$19,779	$51,295	$38,029
Costs of revenue	7,172	4,628	13,176	9,253

Gross profit	19,763	15,151	38,119	28,776
Operating expenses:
Sales and marketing	12,131	8,420	23,651	16,556
Research and development	2,789	1,886	5,292	3,309
General and administrative	6,154	3,553	10,800	5,688

Total operating expenses	21,074	13,859	39,743	25,553

Income (loss) from operations	(1,311)	1,292	(1,624)	3,223
Interest income	123	203	383	471

Income (loss) from operations before income tax expense	(1,188)	1,495	(1,241)	3,694
Provision for income taxes	1,099	982	736	2,311

Net income (loss)	$(2,287)	$513	$(1,977)	$1,383

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Costs of revenue	27	23	26	24

Gross profit	73	77	74	76
Operating expenses:
Sales and marketing	45	42	46	44
Research and development	10	10	10	9
General and administrative	23	18	21	15

Total operating expenses	78	70	77	68

Income (loss) from operations	(5)	7	(3)	8
Interest income	—	1	1	1

Income (loss) from operations before income tax expense	(5)	8	(2)	9
Provision (benefit) for income taxes	4	5	1	6

Net income (loss)	(9)%	3%	(3)%	3%

Comparison of Three Months and Six Months Ended June 30, 2013 and 2012

Revenue

	Three months ended June 30,		Variance Dollars	Six months ended June 30,		Variance Dollars
	2013	2012		2013	2012
Revenue by product:
Platform subscriptions	$18,793	$13,923	$4,870	$35,916	$26,653	$9,263
Marketing solutions	8,142	5,856	2,286	15,379	11,376	4,003

Total revenue	$26,935	$19,779	$7,156	$51,295	$38,029	$13,266

Percentage of revenue:
Platform subscriptions	70%	70%		70%	70%
Marketing solutions	30%	30%		30%	30%

Total revenue	100%	100%		100%	100%

Total revenue increased $7.2 million during the three months ended June 30, 2013 compared to the same quarter in 2012, primarily driven by a $7.0 million increase in revenue from sales of features and functionality to new customers, partially offset by customers lost during the three months ended June 30, 2013.

Platform subscription revenue increased $4.9 million during the three months ended June 30, 2013 compared to the same quarter in 2012 primarily due to a $5.3 million increase in revenue from sales of event planning subscriptions to new customers in 2013. Revenue from sales of additional features and functionality to existing customers, increased registration usage and a full quarter of revenue for new 2012 customers contributed $1.6 million in platform subscription revenue during the three months ended June 30, 2013. These amounts were partially offset by customers lost during the three months ended June 30, 2013.

Marketing solutions revenue increased $2.3 million during the three months ended June 30, 2013 compared to the same quarter in 2012 primarily due to recognition of $1.7 million in revenue from sales to new 2012 customers. Revenue recognized from sales of additional marketing solutions and price increases contributed an additional $1.0 million during the three months ended June 30, 2013. These amounts were partially offset by customers lost during the three months ended June 30, 2013.

Total revenue increased $13.3 million during the six months ended June 30, 2013 compared to the same period in 2012, primarily driven by a $11.0 million increase in revenue from sales of features and functionality to new customers and new advertising products, partially offset by customers lost during the six months ended June 30, 2013.

Platform subscription revenue increased $9.3 million during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to an $8.1 million increase in revenue from sales of event planning subscriptions to new customers in 2013. Revenue from sales of additional features and functionality to existing customers, increased registration usage and a full quarter of revenue for new 2012 customers contributed $3.8 million in platform subscription revenue during the six months ended March June 30, 2013. These amounts were partially offset by customers lost during the six months ended June 30, 2013.

Marketing solutions revenue increased $4.0 million during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to recognition of $2.9 million in revenue from sales of new 2012 customers. Revenue recognized from sales of additional marketing solutions and price increases contributed an additional $1.9 million during the six months ended June 30, 2013. These amounts were partially offset by customers lost during the six months ended June 30, 2013.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 10% and 9% of total revenue for the three and six months ended June 30, 2013 and 2012, respectively. We expect that the proportion of total revenue from outside of North America will continue to grow in the future.

Cost of Revenue

	Three months ended June 30,		Variance Dollars	Six months ended June 30,		Variance Dollars
	2013	2012		2013	2012
Cost of revenue	$7,172	$4,628	$2,544	$13,176	$9,253	$3,923
Percentage of revenue	27%	23%		26%	24%

Cost of revenue increased by $2.5 million during the three months ended June 30, 2013 compared to the corresponding quarter in 2012. This increase was primarily due to an increase in customer service support costs related to our platform subscriptions of $0.8 million, an increase in technology maintenance expense of $0.6 million, and an increase of $0.5 million in amortization of capitalized software and acquired technology. An increase of $0.2 million in credit card processing fees further contributed to the overall increase in cost of revenue during the comparative periods.

Cost of revenue increased by $3.9 million during the six months ended June 30, 2013 compared to the corresponding period in 2012. The primary drivers of the increase were in customer service support costs of $1.2 million, an increase in technology maintenance expense of $1.0 million, and an increase of $0.9 million in amortization of capitalized software and acquired technology. An increase of $0.4 million in credit card processing fees further contributed to the overall increase in cost of revenue during the comparative periods.

Operating Expenses

	Three months ended June 30,		Variance Dollars	Six months ended June 30,		Variance Dollars
	2013	2012		2013	2012
Operating expenses:
Sales and marketing	$12,131	$8,420	$3,711	$23,651	$16,556	$7,094
Research and development	2,789	1,886	903	5,292	3,309	1,983
General and administrative	6,154	3,553	2,601	10,800	5,688	5,113

Total operating expenses	$21,074	$13,859	$7,215	$39,743	$25,553	$14,190

Percentage of revenue:
Sales and marketing	45%	42%		46%	44%
Research and development	10%	10%		10%	9%
General and administrative	23%	18%		21%	15%

Total operating expenses	78%	70%		77%	68%

Sales and Marketing

Sales and marketing expenses increased by $3.7 million for the three months ended June 30, 2013 over the corresponding quarter in 2012. The increase is primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 33% from June 30, 2012 to June 30, 2013, to support revenue growth and expanded features and functionality. This increase contributed $2.0 million of additional expenses in the three months ended June 30, 2013, and an associated increase of $0.5 million of overhead expense. Costs related to expanded marketing efforts contributed to an additional $1.2 million to the period-over-period difference.

Sales and marketing expenses increased by $7.1 million for the six months ended June 30, 2013 over the corresponding period in 2012. The increase is primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 33% from June 30, 2012 to June 30, 2013, to support revenue growth and new product lines. This increase contributed $3.7 million of additional expenses in the three months ended June 30, 2013, and an associated increase of $1.1 million of overhead expense. Costs related to expanded marketing efforts contributed to an additional $2.3 million to the period-over-period difference.

Research and Development

Research and development expenses increased by $0.9 million for the three months ended June 30, 2013 over the corresponding quarter in 2012. The increase is primarily due to increased head count within our software development group as we continue to add features and functionality to our platform and integrate new product lines. Total head count within research and development increased by 57% from June 30, 2012 to June 30, 2013.

Research and development expenses increased by $2.0 million for the six months ended June 30, 2013 over the corresponding period in 2012. The increase is primarily due to increased head count within our software development group as we continue to add features and functionality to our platform and integrate new product lines. Total head count within research and development increased by 57% from June 30, 2012 to June 30, 2013.

General and Administrative

General and administrative expenses increased by $2.6 million for the three months ended June 30, 2013 over the corresponding quarter in 2012. This increase is primarily due to increased head count for administrative operations, particularly related to increased personnel necessary to operate as a public company upon the closing of the IPO. Total head count of our general and administrative operations increased by 75% from June 30, 2012 to June 30, 2013, which contributed $1.4 million of increased personnel and related expenses in the three months ended June 30, 2013. Additionally, expenses associated with foreign currency re-measurement of our India operations contributed an additional $0.5 million in period-over-period expense, with the remaining increase due to various overhead costs.

General and administrative expenses increased by $5.1 million for the six months ended June 30, 2013 over the corresponding period in 2012. This increase is primarily due to increased head count for administrative operations, particularly related to increased personnel necessary to operate as a public company upon the closing of the IPO. Total head count of our general and administrative operations increased by 75% from June 30, 2012 to June 30, 2013, which contributed $2.4 million of increased personnel and related expenses in the three months ended March 31, 2013. Additionally, professional services fees including legal, tax, and audit fees primarily associated with the IPO contributed an additional $1.0 million, and $0.9 million associated with foreign currency re-measurement of our India operations in period-over-period expense, with the remaining increase due to various overhead costs.

Interest Income

	Three months ended June 30,		Variance Dollars	Six months ended June 30,		Variance Dollars
	2013	2012		2013	2012
Interest income	$123	$203	$(80)	$383	$471	$(88)
Percentage of revenue	0%	1%		1%	1%

Interest income decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due to lower interest rates and fluctuations in foreign exchange rates for the three months ended June 30, 2013 in India as compared to the three months ended June 30, 2012.

Interest income decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to lower interest rates and fluctuations in foreign exchange rates for the six months ended June 30, 2013 in India as compared to the six months ended June 30, 2012.

Provision for Income Taxes

	Three months ended June 30,		Variance Dollars	Six months ended June 30,		Variance Dollars
	2013	2012		2013	2012
Provision for income taxes	$1,099	$982	$117	$736	$2,311	$(1,575)
Percentage of revenue	4%	5%		1%	6%

Income tax expense for the three months ended June 30, 2013 increased by $0.1 million compared to the three months ended June 30, 2012. The increase is primarily due to the significant impact stock compensation expense has in relation to pre-tax book income (loss).

Income tax expense for the six months ended June 30, 2013 decreased by $1.6 million compared to the six months ended June 30, 2012. The decrease is primarily due to a decrease in pre-tax book income offset by the significant impact stock compensation expense has in relation to pre-tax book income (loss).

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through private placements of capital stock and cash from operating activities. As of June 30, 2013, we had $20.9 million of cash and cash equivalents, excluding $0.7 million of restricted cash, and $12.5 million of short-term investments.

We believe our current cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Initial Public Offering

On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.2 million. See Footnote 11 of our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Working Capital and Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$15,110	$19,174
Net cash used in investing activities	(9,945)	(11,613)
Net cash provided by (used in) financing activities	(924)	1,109
Effect of exchange rates on cash	(166)	(15)
Net increase in cash and cash equivalents	4,075	8,655

Our cash, cash equivalents and short-term investments at June 30, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of June 30, 2013, $2.8 million of our total cash and cash equivalents and all $12.5 million of our short-term investments were held in India. As of June 30, 2013, $0.3 million of our total cash and cash equivalents were held in deposit accounts in the United Kingdom. These balances are available for general corporate purposes.

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the six months ended June 30, 2013 and 2012 is primarily attributable to net income (loss) and the change in accounts receivable, both of which are driven by an increasing customer base and increased sales of our platform subscriptions and marketing services. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. Our days sales outstanding, or DSO, is a primary driver in cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the fourth quarter. Additionally, we generally invoice our large hotel customers of the Cvent Supplier Network in the fourth quarter, as a result generating higher accounts receivable at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using billings for the period divided by accounts receivable and adjusted for the number of days in the period.

Net cash provided by operating activities was $15.1 million for the six months ended June 30, 2013, which was derived by the net loss, offset by depreciation and amortization and stock-based compensation, which contributed a combined $7.2 million to cash from operating activities. Also contributing to net cash provided by operating activities was a decrease in the accounts receivable. This change contributed $12.8 million during the period and was consistent with our historical first two quarters cash collection cycle. Changes in our deferred revenue contributed an additional $0.4 million, which reflected the growth of our business. These were offset by an increase in prepaid expenses of $4.6 million during the period. Our DSO as of June 30, 2013 was 42.

Net cash provided by operating activities was $19.2 million for the six months ended June 30, 2012, which was driven by net income, as adjusted for depreciation and amortization and stock-based compensation, which contributed a combined $5.4 million to cash from operating activities. Also contributing to net cash provided by operating activities was a decrease in the accounts receivable. This change contributed $7.3 million during the period and was consistent with our historical first quarter cash collection cycle. An additional contribution was related to the increase in our deferred revenue of $1.0 million and in our accounts payable of $2.9 million, which reflected the growth of our business. Our DSO as of June 30, 2012 was 41.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment and software developed for internal use, and short-term investments, as well as business acquisitions in 2012. We expect our capital expenditures and our investment activity to continue to increase as our business grows.

Net cash used in investing activities was $9.9 million for the six months ended June 30, 2013. The amount consisted of investments in property and equipment of $4.9 million, including software developed for internal use to accommodate the growth of our business, cash payments of $1.7 million related to earn outs in connection with our acquisitions in 2012, and purchases, net of maturities, of short-term investments of $3.2 million.

Net cash used in investing activities was $11.6 million for the six months ended June 30, 2012. The amount consisted of investments in property and equipment of $3.9 million, including software developed for internal use to accommodate the growth of our business, cash payments of $7.2 million related to an acquisition in the period, and purchases, net of maturities, of short-term investments of $0.5 million.

Financing Activities

For the six months ended June 30, 2013 and 2012, net cash from financing activities consisted of proceeds from exercises of stock options and warrants and was not significant. During the six months ended June 30, 2013, the Company repurchased non-employee warrants for $1.3 million.

Acquisitions

During the year ended December 31, 2012, we acquired three separate businesses, which were neither individually or collectively significant to our financial position and result of operations as of and for the year ended December 31, 2012.

In January 2012, in an effort to enter the mobile event application space, we acquired all of the outstanding unit interests in Seed Labs LLC in exchange for $1.4 million in cash, net, and 116,925 shares of our common stock valued at $0.9 million at the time of the acquisition. In addition, the sellers are entitled to earn up to an additional $2.1 million in part based upon the achievement of certain sales-based targets and the continued employment of certain key employees of Seed Labs LLC, which will be recognized as compensation expense when earned. As of June 30, 2013, the Company has paid approximately $260 of these additional payments to certain key employees. For financial reporting purposes, we allocated $2.4 million to the assets acquired and goodwill of Seed Labs LLC. We subsequently rebranded Seed Labs as our CrowdTorch mobile application functionality.

In June 2012, in an effort to expand our mobile event applications offerings, we acquired all of the outstanding capital stock in CrowdCompass, Inc. in exchange for $5.8 million in cash, net. In addition, the sellers are entitled to earn up to an additional $3.8 million based upon the continued employment of certain key employees of CrowdCompass, Inc, which will be recognized as compensation expense when earned. As of June 30, 2013, the Company has paid approximately $1.3 million of these additional payments to certain key employees. For financial reporting purposes, we allocated $6.0 million to the assets acquired, liabilities assumed and goodwill of CrowdCompass, Inc.

In December 2012, in an effort to expand our consumer-facing event ticketing and registration offerings, we acquired all of the outstanding unit interests in TicketMob LLC in exchange for $5.2 million in cash, net. In addition, the sellers are entitled to earn up to an additional $14.6 million in part based upon the achievement of certain revenue-based targets and the continued employment of certain key employees of TicketMob LLC, which will be recognized as compensation when earned. For financial reporting purposes, we allocated $5.9 million to the assets acquired, liabilities assumed and goodwill of TicketMob LLC.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

No material changes in our market risk occurred from March 31, 2013 through June 30, 2013. Information regarding our market risk at March 31, 2013 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures about Market Risk,” in our final prospectus filed with the SEC on August 8, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was identified in connection with the preparation of our consolidated financial statement for the years ended December 31, 2011 and 2012 and is described in the following paragraphs.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012, we identified a material weakness in the design and operation of our internal controls over financial reporting relating to management review controls over complex, non-routine accounting transactions and the preparation and review of financial statements. Specifically, we determined that we had significant deficiencies related to our review of equity transactions, controls related to the preparation and review of our tax provision and the operation of our financial reporting controls, all of which aggregated to a material weakness in internal controls over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

With the oversight of senior management and our audit committee, we have implemented and are continuing to implement procedures and controls designed to mitigate the material weakness and underlying significant deficiencies. Amongst other actions, we have expanded our in-house accounting and finance resources, including hiring eleven new personnel since October 2012, including our chief financial officer; implemented enhanced review procedures; begun a comprehensive documentation of our internal controls and procedures; and implemented more formal procedures as to the evaluation of non-routine judgments and estimates. In addition, we expect to implement an internal audit function during 2013 and complete our documentation of our internal controls and procedures. Although we believe these controls will be effective, we have not yet determined if we have successfully remediated the material weakness and those significant deficiencies.

In addition to these efforts, we are in the process of documenting and testing our internal control over financial reporting in order for our management to report on the effectiveness of our internal controls as of December 31, 2014. However, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014, or that our registered public accounting firm will be able to attest that such internal controls are effective at the time they are required to provide such attestation.

Notwithstanding the identified material weakness in internal controls over financial reporting, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Any of the following risks or others not specified below could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Business and Industry

We are substantially dependent upon customer renewals, the addition of new customers and the continued growth of the market for cloud-based event and meeting management platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of our cloud-based event and meeting management platform. During the year ended December 31, 2012 and the six months ended June 30, 2013, approximately 70% of our total revenue was derived from this business line. The market for event and meeting management software is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable event and meeting planners and hotels to address their respective needs. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically.

Widespread acceptance and use of the cloud-based business model for delivery of our event and meeting management platform is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically install and operate the applications on their hardware. Because many companies were historically predisposed to maintaining control of their information technology, or IT, systems and infrastructure, there may be resistance to the concept of accessing a cloud-based service provided by a third party. If the market for cloud-based event and meeting management software fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our solutions, our operating results and financial condition could be materially adversely affected.

We are subject to U.S. and foreign data privacy and protection laws and regulations as well as contractual privacy obligations, and our failure to comply could subject us to fines and damages and would harm our reputation and business.

We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies. Data privacy and protection is highly regulated, and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information, including credit card data, provided to us by our event and meeting planners and registrants. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, could result in proceedings or actions against us by governmental entities or others.

The regulatory framework for privacy and data protection issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at providers of mobile and online resources in particular. In addition, as we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on our business. In particular, the European Union, or EU, has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. Complying with any additional or new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

We are subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties, including voluntary third-party trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct such as the Direct Marketing Association. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of the United States, foreign or international regulatory authorities. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services. Finally, we are also subject to contractual obligations and other legal restrictions with respect to our collection and use of data, and we may be liable to third parties in the event we are deemed to have wrongfully used or gathered data.

Any failure by us or a third-party contractor providing services to us to comply with applicable privacy and data protection laws, regulations, self-regulatory requirements or industry guidelines, our contractual privacy obligations or our own privacy policies, may result in fines, statutory or contractual damages, litigation or governmental enforcement actions. These proceedings or violations could force us to spend significant amounts in defense or settlement of these proceedings, result in the imposition of monetary liability, distract our management, increase our costs of doing business, and adversely affect our reputation and the demand for our solutions.

We have experienced rapid growth and organizational change in recent periods and expect continued future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Our head count and operations have grown, both domestically and internationally, since our inception. In particular, from December 31, 2010 to June 30, 2013, we have added over 650 full-time positions. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our platform offerings and continued expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, to manage the expected continued growth of our head count, operations and geographic expansion, we will need to continue to improve our information technology infrastructure, operational, financial and management systems and procedures. Our anticipated additional head count and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.

Federal, state and foreign laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our event management email solutions, limit our ability to market to prospective customers and impose financial penalties for noncompliance.

The U.S.’s CAN-SPAM Act establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act. The ability of recipients of emails from our customers using our event management software to opt out of receiving commercial emails may minimize the effectiveness of our solutions for our customers. Also, the ability of event planners to opt out of receiving future emails from us may minimize our ability to expand our event planner network. In addition, noncompliance with the CAN-SPAM Act carries significant litigation, regulatory investigation and related risks.

If we were found to be in violation of the CAN-SPAM Act or similar state or international laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could incur penalties, and significant litigation and investigation-related expenses, and any inquiries might impact the deliverability of our commercial email regardless of outcome. This would adversely affect our operating results and financial condition and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

Our business depends on maintaining and expanding our relationships with hotels and venues.

An important component of our business success depends on our ability to maintain and expand relationships with hotels and venues. A substantial portion of our revenue is derived from compensation negotiated with hotels and venues for marketing solutions, particularly through the Cvent Supplier Network. If we are unable to continue to successfully sell marketing solutions to individual hotels and venues, our financial results may suffer. Furthermore, although individual hotel properties typically make separate decisions as to their advertising spending, the influence of the corporate offices of major hotel chains may affect the decisions of their individual properties. For example, if the corporate parent discontinues its relationship with us in favor of another solution, our relationship with the properties under that brand may suffer even though, in nearly all cases, we negotiate with each property individually. This may lead to considerable lost revenue or result in additional costs to complete sales of our advertising, any of which would adversely affect our operating results. Finally, our strong network relationships with hotels and venues are a key differentiator for our event management solutions. If we are unable to maintain and grow our network of hotels and venues, we may be unable to satisfy our customers’ needs, lose market share or incur additional costs to support our customers, all of which may adversely affect our business, results of operations or financial condition.

Our long-term success depends, in part, on our ability to operate offices located outside of the United States including India.

We currently maintain offices and have sales personnel in the United States, the United Kingdom and India, and we are exploring opening additional international offices. Any international expansion efforts that we may undertake may not be successful. In addition, conducting more extensive international operations subjects us to new risks that we have not generally faced in the United States. These risks include: unexpected costs and errors in the localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements; challenges posed by different pricing environments and different forms of competition; lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers; unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions; difficulties in managing technology partners; differing technology standards; difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; varying expectations as to employee standards; fluctuations in exchange rates that may increase the volatility of our foreign based revenue and costs; potentially adverse tax consequences, including arising from the complexities of foreign value added tax (or other tax, including transfer pricing) systems and restrictions on the repatriation of earnings; uncertain political and economic climates; and reduced or varied protection for intellectual property rights in some countries.

These factors may cause our costs of doing business in new geographies to exceed the existing costs of our comparable operations in the United States and India. Operating in new international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition.

We have significant operations in India. As of June 30, 2013, approximately 700 of our approximately 1,300 employees were based in India. Operating in India requires substantial resources and management attention and subjects us to economic, political and operational risks that are different from those in the United States. For example, there have been armed conflicts between India and neighboring Pakistan. Also, extremist groups within India and neighboring Pakistan have from time to time targeted Western interests. Other risks specific to our operations in India include, but are not limited to, difficulty with responding to changes in economic conditions that may include inflation and fluctuations in exchange rates and interest rates; problems that impair our business infrastructure, such as telephone system failure or an international disruption of our information technology systems by a third party; failure to act in accordance with labor, environmental, health and safety standards and regulations; and the need to increase the levels of our employee compensation more rapidly than in the past to retain talent. If any of these risks materialize, our business, results of operations and financial condition may be materially adversely affected.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed and we may be exposed to liability.

Our system stores personally identifiable information, proprietary email distribution lists, credit card information and other critical data for our customers and our customers’ event participants. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent (e.g., software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts.

We have in the past and we may again in the future experience successful attempts by third-parties to obtain unauthorized access to our data despite our security measures. Since techniques used to obtain unauthorized access change frequently, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. Any willful or accidental security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive investigation and litigation, extensive downtime of our systems and other possible liabilities.

If our security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. In addition, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and our agreements with certain partners require us to notify them in the event of a security incident. These mandatory disclosures regarding a security breach often lead to widespread negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers or fail to acquire new customers.

If we experience compromises to our information technology as a result of security lapses, technical difficulties or otherwise that result in performance or availability problems of our cloud-based solutions, the complete shutdown of our cloud-based solutions, or the loss or unauthorized disclosure of confidential information, our partners or customers may be harmed or lose trust and confidence in us, and decrease the use of our solution or stop using our solution in its entirety, and we would suffer reputational and financial harm. Our third-party vendors may also suspend or discontinue their relationships with us.

Additionally, in the future, we could be subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also face regulatory fines and be liable to third parties for these types of breaches. For example, we work with third-party vendors to process credit card payments by our customers and are subject to payment card association operating rules.

If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business, results of operations or financial condition.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot provide assurances that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

Failure to adequately protect our intellectual property, in the United States and abroad, could harm our business and operating results.

Our business depends on proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, domain name, trade secret, and copyright law and contractual restrictions to protect our proprietary technology and content. We have begun to seek patent protection for certain of our technologies and currently have one U.S. patent application on file, although there can be no assurance that a patent will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trademark, trade secret, patent, copyright and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.

The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, circumvented, infringed or misappropriated. For example, in the past, competitors in both the United States and foreign jurisdictions have from time-to-time infringed our trademark rights and infringed our copyright rights in Cvent proprietary software and content, and we have incurred varying levels of costs to respond to such infringement. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Some aspects of our business and services also rely on technologies, software and content developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage.

We attempt to further protect our proprietary technology and content by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider confidential or proprietary.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights; to protect our trademarks, trade secrets, patents, copyrights and domain names; and to determine the validity and scope of the proprietary rights of others. We may also be involved in disputes relating to the rights to, and ownership of, the intellectual property developed by our employees, consultants and others.

Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, as well as the invalidation or narrowing of the scope of our intellectual property, any of which could harm our business and operating results. Attempting to enforce our intellectual property rights against third parties could also expose us to counterclaims from such third parties.

Claims by third parties that we infringe upon their intellectual property rights could result in significant costs and have a material adverse effect on our business, operating results or financial condition.

Our success depends, in part, upon our noninfringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The software industry generally is characterized by extensive intellectual property litigation. Although we were an early pioneer of event management software, a field which continues to rapidly evolve, many participants that own, or claim to own, intellectual property related to elements of our business historically have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims that we, our customers, licensees or parties indemnified by us are infringing, misappropriating or otherwise violating the intellectual property rights of others, and the risk of such proceedings and claims may increase as we expand the complexity, scope and public profile of our business. For example, we may be subject to claims that we are infringing the patent, trademark or copyright rights of third parties, or that our employees have misappropriated or divulged their former employers’ trade secrets or confidential information.

It may therefore be necessary to defend against future claims by, for example, determining the scope, enforceability and validity of third-party proprietary rights or asserting and defining our proprietary rights. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether they have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future customers;

•	cause delays or stoppages in providing our software solutions;

•	divert management’s attention and resources;

•	require technology changes to our platform that would cause us to incur substantial cost;

•	subject us to significant liabilities;

•	necessitate incurring significant legal fees; and

•	require us to cease some or all of our activities.

In addition to liability for monetary damages against us, which may be tripled and may include attorneys’ fees, or, in some circumstances, damages against our customers, we may be prohibited from developing, commercializing or continuing to provide some or all of our event and meeting management solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

We face significant competition from established and new companies offering event and meeting management software and from internally developed software.

The market for event and meeting management software is evolving, highly competitive and significantly fragmented, and we expect competition to continue to increase in the future. With the increased demands for event and meeting management solutions as well as the potential influx of new entrants to the market, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain our prices.

Our competitors vary with each challenge that our event and meeting management solutions address, and include providers of point solutions for email marketing, event registration, ecommerce payments, budgeting, web surveys, web content management, scheduling, room and table assignments, name badging, mobile app development and social media. If individual point solutions become less expensive, we may face general pricing pressure. For example, if mobile app development becomes more prevalent and competition forces developers to reduce their fees, we may be forced to reduce the fees that we charge for our mobile event apps to remain competitive. In addition, we expect to face additional competition with the continued development and expansion of the event management software market. We expect that new competitors, such as software vendors that have traditionally focused on other applications, may enter the event and meeting management market with competing products, which could have an adverse effect on our business, operating results and financial condition. Additionally, competitors may develop a comprehensive event and meeting management platform that is similar to our own.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have; be able to devote greater resources to the development, promotion, sale and support of their products and services; have more extensive customer bases and broader customer relationships than we have; and have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer event and meeting management solutions at little or no additional cost by bundling them with their existing applications.

If we are unable to compete with such companies, the demand for our solutions could substantially decline. To the extent any of our competitors have existing relationships with potential customers, those customers may be unwilling to purchase our solutions because of those existing relationships with that competitor. To the extent that we consider acquiring one of our competitors, this heightened competition could increase the cost of an acquisition within our industry.

We have in the past completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation: unanticipated costs or liabilities associated with the acquisition; incurrence of acquisition-related costs, which would be recognized as a current period expense; inability to generate sufficient revenue to offset acquisition or investment costs; the inability to maintain relationships with customers and partners of the acquired business; the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand; delays in customer purchases due to uncertainty related to any acquisition; the need to integrate or implement additional controls, procedures and policies; challenges caused by distance, language and cultural differences; harm to our existing business relationships with business partners and customers as a result of the acquisition; the potential loss of key employees; use of resources that are needed in other parts of our business and diversion of management and employee resources; the inability to recognize acquired revenue in accordance with our revenue recognition policies and the loss of acquired deferred revenue; and use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. Also, contingent consideration related to acquisitions will be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. Our recent acquisitions all contained a contingent consideration element as well as other compensatory arrangements based on continued employment of certain key employees. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.

Any significant disruption in service on our websites, mobile applications or in our computer systems, which are hosted primarily by third-party providers, could damage our reputation and result in fees to customers or a loss of users, which would harm our business and operating results.

We have experienced limited interruptions in these systems in the past, including server failures that temporarily slowed down the performance of our websites and mobile applications, but we may experience more significant interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services on our websites and mobile applications and prevent or inhibit the ability of our customers and event and meeting registrants to access our services. Problems with the reliability or security of our systems could harm our reputation or result in substantial costs to remedy these problems, any of which could negatively affect our business, results of operations and financial condition.

We have entered into agreements with many of our customers and business partners that obligate us to compensate them should an interruption affect their use of our services. While some of the communications, network and computer hardware used to provide our services, including our websites and mobile applications, are located at our headquarters in McLean, Virginia, a significant amount of this hardware is located in a facility in Ashburn, Virginia which we do not own or control. Also, businesses we have acquired rely heavily on third-party service providers to host their software applications, web services, data storage, credit card processing and other computing infrastructure, thereby increasing our dependence on these third party providers. Problems faced by our third-party information technology providers could adversely affect the experience of our customers. Any errors, defects, disruptions or other performance problems with our third-party information technology providers could directly affect our ability to provide services to our customers, which may result in liabilities to us and our customers, harm our reputation and negatively affect our business, operating results and financial condition.

We are dependent on the maintenance and expansion of the infrastructure of the internet, over which we have no control. Any failure of the internet infrastructure we rely on, even for a short period of time, could harm our business, operating results and financial condition. In addition, our systems and operations are vulnerable to damage, interruption or complete failure from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. Our systems are not completely redundant, so a failure of our system at one site could result in reduced functionality for our customers, and a total failure of our systems at both sites could cause our platform to be completely unavailable for all customers.

We are subject to the rules and regulations adopted by the payment card networks, such as Visa, MasterCard and American Express, and if we fail to adhere to their rules and regulations, we would be in breach of our contractual obligations to payment processors and merchant banks, which could subject us to damages and liability and could eventually prevent us from processing or accepting credit card payments.

The payment card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards for payment of goods and services. We are obligated to comply with these rules and regulations as part of the contracts we enter into with payment processors and merchant banks. The rules and regulations adopted by the payment card networks include the Payment Card Industry Data Security Standards, or the PCI DSS.

Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent fraud. We assess our compliance with the PCI DSS on a periodic basis, and make necessary improvements to our internal controls. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability, and could eventually prevent us from processing or accepting debit and credit cards or could lead to a loss of payment processor partners.

Further, there is no guarantee that even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our compliance. For example, we have acquired businesses in the past that were not immediately compliant with PCI DSS at the time of our acquisition. Until those businesses are fully integrated with our own systems we may be unable to comply with PCI DSS standards for those acquired businesses without substantial additional costs. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the debit or credit card data of customers or participants or regulatory or criminal investigations. Any such event would harm our reputation and may result in a loss of service for our customers, which would adversely affect our business, operating results and financial condition.

Our business is susceptible to declines or disruptions in the demand for events and meetings, including those due to economic downturns or natural disasters.

Our business and financial performance are affected by the health of the worldwide events and meetings industry. Events and meetings are sensitive to business-related discretionary spending levels and tend to grow more slowly or even decline during economic downturns. Decreased expenditures by meeting planners and participants could also result in decreased demand for our event management solutions, thereby causing a reduction in our sales. In addition, sales of our marketing solutions to hotels and venues may suffer if fewer event and meeting planners use our solutions. Although we are optimistic about the capabilities of our solutions to assist event and meeting planners in maximizing return on investment when funds available to spend on events are limited, further economic weakness and uncertainty may nonetheless result in significantly decreased spending on our event and meeting management solutions, which may adversely affect our business, operating results and financial condition.

External factors beyond our control may adversely affect the events and meetings industry, with a corresponding negative impact on our business and operating results. Economic downturns, natural disasters, such as hurricanes, tsunamis, earthquakes or volcanic eruptions, and other phenomena, such as pandemics and epidemics, have previously disrupted normal travel patterns and levels, which has correspondingly disrupted the events and meetings industry. The events and meetings industry is also sensitive to other events beyond our control, such as political instability, regional hostilities, increases in fuel prices, the emergence and widespread adoption of more-effective teleconference and virtual meeting technologies, imposition of taxes or surcharges by regulatory authorities, travel related accidents and terrorist attacks, any of which could have an impact on our business and results of operations. For example, the September 2001 terrorist attacks in the U.S. had a dramatic and sustained impact on the travel industry generally, which had a corresponding negative impact on the events and meetings industry thereafter. Any future terrorist attack, whether on a small or large scale, could have a material and negative impact on our business, results of operations or financial condition.

We are dependent, in part, upon our relationships with our strategic partners to sustain the flow of business through the Cvent Supplier Network.

Our access to certain customers is facilitated in some cases by strategic partner relationships with certain companies. If these strategic partners terminate or do not renew their relationships with us, it could have a negative effect on revenue for sales of our event management software solutions. More than 60% of the RFPs transmitted to hotels and venues through our CSN during the year ended December 31, 2012 originated from event planners introduced to us through these partnerships. As such, the loss of several of these partnerships would greatly diminish the value of the CSN.

Growth of our business will depend on a strong brand, and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of users, or our ability to increase their level of engagement.

We believe that a strong brand is necessary to continue to attract and retain event and meeting planners and, in turn, the hotels and venues who choose to advertise on the Cvent Supplier Network. We need to maintain, protect, and enhance our brand to expand our base of customers and users and increase their engagement with our solutions. This will depend largely on our ability to continue to provide high-value, differentiated solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Furthermore, negative publicity about our company, including our content, technology, sales practices, personnel or customer service could diminish confidence in, and the use of, our solutions, any of which could harm our operating results. If we are unable to maintain or enhance customer awareness of our brand cost-effectively, our business, operating results and financial condition could be harmed.

Event and meeting planners may not widely adopt our applications to manage the important aspects of their events and meetings, which would limit our ability to grow our business.

Our ability to grow our business and increase revenue depends on our success in educating event and meeting planners about the potential benefits of our cloud-based platform. Cloud applications for organizing and managing important aspects of events and meetings have not previously been widely adopted by event and meeting planners. Concerns about cost, fraud, privacy, security, reliability and other issues may cause event and meeting planners not to adopt our applications. Moreover, event and meeting planners who have already invested substantial resources in other registration and management systems or methods may be reluctant to adopt a new approach like ours to supplement or replace existing systems or methods. If event and meeting planners do not widely adopt applications such as ours, our ability to grow our business will be limited.

We have experienced losses in the past and we may not sustain profitability in the future.

We have incurred a significant accumulated deficit in prior periods, in large part due to accretion of redemption features on previously outstanding preferred stock in those periods. We experienced a net loss of $0.2 million for the year ended December 31, 2011 and have an accumulated deficit as of June 30, 2013 of $21.7 million. We also experienced a net loss of $2.3 million and $2.0 million for the three and six months ended June 30, 2013.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platform, develop new solutions and comply with the requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business, particularly with respect to our marketing solutions, are unproven, and any failure to increase our revenue or generate revenue from new solutions could prevent us from attaining or increasing profitability.

Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

Seasonality may cause fluctuations in our revenue and operating results.

We generally experience seasonality in our marketing solutions sales due to the seasonality of the underlying marketing budgets of hotels and venues. Hotels and venues advertising on the Cvent Supplier Network have historically made more purchasing decisions in the fourth quarter of the calendar year.

If we do not continue to innovate and provide solutions that are useful to our customers and event registrants and attendees, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on continued innovation to provide features and services that make our solutions, websites and mobile apps useful for event and meeting planners, hotels and venues and event registrants and attendees. Our competitors are frequently developing innovations in services and features. Additionally, the rapid pace at which technology evolves generally requires us to find new ways to deliver our solutions to end users with better performance and functionality. As a result, we must continue to invest significant resources in research and development in order to continually improve the speed, accuracy and comprehensiveness of our solutions. We may introduce significant changes to our existing solutions or develop and introduce new and unproven solutions, including using technologies with which we have little or no prior development or operating experience.

If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage event and meeting planners, hotels and venues or event registrants and attendees, we may be unable to attract additional customers or event registrants or retain our current customers or event registrants and attendees, which may adversely affect our business, operating results and financial condition.

Defects or disruptions in the rollout of our new products and product enhancements could diminish demand for our service, adversely affect our reputation and subject us to substantial liability.

Like many internet-based cloud companies, we provide frequent incremental releases of product updates and functional enhancements. Such new versions frequently contain undetected errors when first introduced or released. We have, from time to time, found defects in our service, and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers or for event registrants. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, elect not to renew, make service credit claims, warranty claims or other claims against us, and we could lose future sales.

The occurrence of any of these events could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, require us to increase our warranty provisions or incur the expense or risk of litigation. Further, if we are unable to meet the stated service level commitments we have guaranteed to our customers or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future service, and there would be a negative impact on our reputation.

We rely on the performance of highly skilled personnel, including senior management and our sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and our highly skilled team members, including our sales personnel and software engineers. Competition for well-qualified employees in all aspects of our business, including sales personnel and software engineers, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected. The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.

Our business depends substantially on renewing agreements with existing customers and selling additional solutions to them. Any decline in our customer renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related customer acquisition costs prior to such termination or cancellation of our customer agreements.

In order for us to improve our operating results, it is important that our event and meeting management customers renew their subscription agreements and our hotel and venue advertisers renew their advertising agreements with us when the initial term expires, as well as purchase additional solutions and advertising from us. We offer our event and meeting management solutions primarily through annual and multi-year subscription agreements and our hotel and venue marketing solutions primarily through a mix of single-year and multi-year arrangements. In some cases, our customers have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with any of our customers at the same or higher contract value. Some agreements also contain a termination right for the customer in the event of customer dissatisfaction with our services because of substantial nonperformance that remains uncured by us. In addition, some of our customer contracts allow for a termination for convenience. Our ten largest event and meeting management customers and our largest ten hotel and venue advertising customers during the year ended December 31, 2012 represented 4% and 6%, respectively, of our total revenue during that year. If our customers do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions or advertising, our revenue may decline, and our operating results would likely be harmed.

We typically bill customers for no longer than the next fiscal year with payment due upfront regardless of the full length of the contract, although we incur most of our customer acquisition costs at the time of sale. Depending upon the scope of the customer’s needs, these costs can be significant. If a customer does not renew or cancels its agreement with us, we may not recognize sufficient revenue from that customer prior to the termination or cancellation to offset the acquisition costs associated with that customer.

If we fail to offer high quality customer support, our business and reputation would suffer.

Our customers rely on our customer support services. High-quality education and customer support is important for the successful marketing and sale of our solutions and for the renewal of our agreements with existing customers. The importance of high quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new services to existing and new customers would suffer and our reputation with existing or potential customers would be harmed.

Our growth rate over the past few years may not be sustainable. If we fail to maintain an adequate growth rate, our business will be adversely affected and we may not achieve or maintain profitability.

Our revenue has grown rapidly over the past few years. We may not be able to sustain this level of growth in future periods, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Further, a portion of our revenue growth in the year ended December 31, 2012 and the three months ended March 31, 2013 and June 30, 2013 resulted from acquisitions and not organic growth. We may not complete acquisitions in the future that increase our revenue at the same rate as in prior periods. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete the acquisitions we do identify as worth pursuing. If we are unable to maintain an adequate rate of growth, our business will be adversely affected and we may not maintain profitability.

Failure to adequately expand our direct sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel, or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

We have previously identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business.

We produce our consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012, we identified a material weakness in the design and operation of our internal controls over financial reporting relating to management review controls over complex, non-routine accounting transactions and the preparation and review of financial statements. Specifically, we determined that we had significant deficiencies related to our review of equity transactions, controls related to the preparation and review of our tax provision and the operation of our financial reporting controls, all of which aggregated to a material weakness in internal control over financial reporting. In 2013, we began implementing procedures and controls designed to mitigate the material weakness and underlying significant deficiencies. Amongst other actions, we have expanded our in-house accounting and finance resources, including hiring eleven new personnel since October 2012, including our chief financial officer; implemented enhanced review procedures; begun a comprehensive documentation of our internal controls and procedures; and implemented more formal procedures as to the evaluation of non-routine judgments and estimates. In addition, we expect to implement an internal audit function during 2013 and complete our documentation of our internal controls and procedures.

Although we believe these controls will be effective, we have not performed an evaluation of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses, in addition to those discussed above, may have been identified. For so long as we qualify as an “emerging growth company” under the JOBS Act, which may be up to five years following our IPO, we will not be required to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

In addition, as a result of various factors including in part the identified material weakness in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of June 30, 2013 were not effective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We cannot assure you that we will be able to remediate our existing material weaknesses in a timely manner, if at all, or that in the future additional material weaknesses will not exist or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate these material weaknesses are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension of trading or delisting of our common stock by the New York Stock Exchange, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have our existing material weaknesses or other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our common stock.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Because we generally recognize revenue from subscriptions ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.

We offer our event and meeting management solutions primarily through a mix of single-year and multi-year subscription agreements and generally recognize revenue ratably over the related subscription period. We offer our hotel and venue marketing solutions primarily through a mix of single-year and multi-year arrangements and generally recognize revenue ratably over the related advertising period. As a result, much of the revenue we report in each quarter is derived from the recognition of previously billed and unbilled contract value relating to agreements entered into during prior quarters or years. In addition, as we generally invoice for no more than the next fiscal year for any customer contracts, including those for multiple years, we do not record deferred revenue beyond amounts invoiced as a liability on our balance sheet.

A decline in new or renewed subscriptions or marketing solutions agreements in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription and advertising model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription or advertising term.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings, lease arrangements, and cash from operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of operating cash flows or unforeseen circumstances. We may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to secure additional debt or equity financing in a timely manner on favorable terms, or at all.

We do not currently have access to a credit arrangement, and we currently fund our operations using cash generated from operations. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are not currently required to comply with Securities and Exchange Commission rules that implement Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. At such time as we cease to be an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, we will also be required to comply with Section 404. We may subsequently identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our operating results and financial condition.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We may have difficulty scaling and adapting our existing infrastructure to accommodate increased traffic and storage demands, technology advances or customer requirements, which could cause delays or service interruptions, and adversely impact our results.

In the future, advances in technology, increases in traffic and storage demands and new customer requirements may require us to change our infrastructure, expand our infrastructure or replace our infrastructure entirely. Scaling and adapting our infrastructure is likely to be complex and require additional technical expertise. If we are required to make any changes to our infrastructure, we may incur substantial costs and experience delays or interruptions in our service. These delays or interruptions may cause customers and partners to become dissatisfied with our service and move to competing providers of event and meeting management solutions. Our failure to accommodate increased traffic and storage demands, increased costs, inefficiencies or failures to adapt to new technologies or customer requirements and the associated adjustments to our infrastructure could harm our business, results of operations and financial condition.

Some of our applications utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. By the terms of certain open source licenses, we could be required to release the source code of our applications and to make our applications available under open source licenses, if we combine or distribute our applications with open source software in a certain manner. In the event that portions of our applications are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all, or a portion of, those applications or otherwise be limited in the licensing of our applications, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated, and could negatively affect our business, results of operations and financial condition.

If we do not or cannot maintain the compatibility of our solutions with third-party applications that our customers use in their businesses, demand for our solutions could decline.

The functionality of our cloud-based platform depends, in part, on our ability to integrate it with third-party applications and data management systems that our customers use and from which they obtain data. In addition, we rely on access to third-party application programming interfaces, or APIs, to provide our social media channel offerings through social media platforms. Third-party providers of these applications, data management systems and APIs may terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications, data management systems and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms with our cloud-based platform, which could negatively impact our offerings and harm our business. Further, if we fail to integrate our platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, results of operations and financial condition.

Our business may be adversely affected by third-party claims, including by governmental bodies, regarding the content and advertising distributed by our customers through our service.

We rely on our customers to secure the rights to redistribute content over the internet or through mobile event apps, and we do not screen the content that they distribute using our solutions. There is no assurance that our customers have licensed all rights necessary for distribution, including internet or mobile app distribution. Other parties may claim certain rights in the content of our customers. In the event that our customers do not have the necessary distribution rights related to content, we may be required to cease distributing such content, or we may be subject to lawsuits and claims of damages for infringement of such rights. If these claims arise with frequency, the likelihood of our business being adversely affected would rise significantly.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

As of June 30, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2021 for both federal and state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. For example, we had an “ownership change” under Section 382 in 2001. Our initial public offering or future issuances of our stock could cause an “ownership change.” It is possible that an ownership change in connection with our initial public offering, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, including in the United States, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization that operates in numerous jurisdictions in the United States and around the world, we may be subject to taxation in several jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The authorities in these jurisdictions, including state and local taxing authorities in the United States, could successfully assert that we are obligated to pay additional taxes, interest and penalties. In addition, the amount of taxes we pay could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

We are exposed to fluctuations in currency exchange rates.

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense denominated in foreign currencies, primarily the Indian rupee. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when remeasured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the U.S., the effects of movements in currency exchange rates will increase as our transaction volume outside of the U.S. increases.

A significant portion of our revenue is derived from event and meeting planners. As such, our business is dependent upon identifying new event planners.

Revenue from our solutions for event and meeting planners has historically constituted the majority of our revenue and represented approximately 70% of our total revenue for each of the year ended December 31, 2012 and the six months ended June 30, 2013. Event and meeting planners can be found in a range of corporate departments, which makes it difficult to identify prospective planner customers. Since our formation, we have proactively and systematically worked to identify potential event planner customers. However, we cannot guarantee that we will be able to continue to identify new event planner customers, and the effort to identify new event planner customers will be more costly and time-consuming than seeking marketing contracts with new and existing venue customers.

If the estimates and assumptions we use to determine the size of our target market, customer groups or the verticals within customer groups are inaccurate, our future growth rate may be limited and our business would be harmed.

We calculate the size of our target market, customer groups and verticals within customer groups, based on data published by third parties and on internally generated data and assumptions. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size information is generally reliable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of future opportunities within our target market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Form 10-Q. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which would harm our business.

As Internet commerce develops, federal, state and foreign governments may propose and implement new taxes and new laws to regulate Internet commerce, which could increase our operating costs and negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the enforcement of existing laws and regulations or the enactment of new laws applicable to interactive marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased fees. Legislation introduced in Congress in 2013, if enacted into law, would authorize states to require out-of-state retailers to collect and remit sales taxes on goods sold online. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing, which would adversely affect the viability of our software.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, participant engagement in our websites and online communities could decline.

We depend in part on various Internet search engines to direct a significant amount of traffic to our websites. Our ability to maintain the number of potential participants directed to our websites is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve search results, which could adversely affect placement of our search result page rankings. If search engine companies revise their search algorithms in ways that are detrimental to new participant growth on our websites or in ways that make it more difficult for organizers or participants to use our websites, or if competitors’ SEO efforts are more successful than ours, the overall growth in the numbers of organizers and participants using our websites could slow, participant engagement could decrease and we could lose existing participants and become less attractive to existing and prospective organizer customers. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of participants directed to our website would harm our business and operating results.

Risks Related to the Securities Market and Ownership of our Common Stock

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including the level of our revenue, profitability, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the addition or loss of existing customers, including through acquisitions or consolidations;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of features and functionality of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors; and

•	seasonal variations in sales of our solutions, which has historically been highest in the fourth quarter of a calendar year.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

An active, liquid and orderly trading market for our common stock may not develop, the price of our stock may be volatile, and you could lose all or part of your investment.

Prior to commencement of trading on August 9, 2013 following our initial public offering there was no public market for shares of our common stock. The initial public offering price of our common stock has been determined through negotiation with the underwriters. That price did not necessarily reflect the price at which potential investors in the market will be willing to buy and sell our shares of common stock in open market transactions. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our initial public offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Consequently, our stockholders may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

The market price of shares of our common stock could decline as a result of (i) substantial sales of our common stock (particularly sales by our directors, executive officers, employees and significant stockholders), (ii) a large number of shares of our common stock becoming available for sale or (iii) the perception in the market that holders of a large number of shares intend to sell their shares. A substantial majority of our issued and outstanding common stock is currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers. Upon completion of the release of the underwriters’ lockup from our initial public offering, currently expected to occur at the beginning of February 2014, approximately 33.7 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to certain restrictions of Rule 144 and Rule 701 under the Securities Act.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 81% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions: creating a classified board of directors whose members serve staggered three-year terms; authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock; limiting the liability of, and providing indemnification to, our directors and officers; limiting the ability of our stockholders to call and bring business before special meetings; requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also adversely affect the market price of our common stock.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will increase when we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance on the terms that we would like. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if potential investors will find our common stock less attractive if we choose to rely on these exemptions. If some potential investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We may invest or spend the proceeds from our recent initial public offering in ways with which you may not agree or in ways which may not yield a return.

Our management will have considerable discretion in the application of the net proceeds from our initial public offering, and you will not have the opportunity, as a stockholder, to assess whether the proceeds are being used appropriately. The net proceeds may be invested with a view towards long-term benefits for our stockholders and this may not increase our operating results or market value. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2013

From April 1, 2013 through June 30, 2013, we granted (i) options to purchase an aggregate of 644,901 shares of our common stock, pursuant to our Stock Incentive Plan, with an exercise price of $11.80 per share and (ii) options to purchase an aggregate of 195,590 shares of our common stock, pursuant to our Stock Incentive Plan, with an exercise price of $12.00 per share. From April 1, 2013 through June 30, 2013, certain of our employees exercised options to purchase an aggregate of 193,076 shares of our common stock pursuant to options issued under our Incentive Stock Plan, with a weighted average exercise price of $1.57 per share, for an aggregate purchase price of $304. From April 1, 2013 through June 30, 2013, a certain non-employee exercised warrants to purchase an aggregate of 14,729 shares of our common stock, with an exercise price of $1.80 per share, for an aggregate purchase price of approximately $27. These issuances were exempt from registration under the Securities Act, pursuant to the exemption provided in Rule 701 of the Securities Act.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services. Appropriate legends have been affixed to the securities issued in these transactions. We believe that each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds from Sale of Registered Equity Securities

On August 8, 2013, our Registration Statement on Form S-1, as amended (Reg. No. 333-189837) was declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 6,440,000 shares of our common stock, all of which were sold by us, including the underwriters’ over-allotment, at a price to the public of $21.00 per share. The offering closed on August 14, 2013, and, as a result, we received net proceeds of approximately $122.2 million after underwriters’ discounts and commissions of approximately $9.5 million and additional offering-related costs of approximately $3.5 million). The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive the proceeds until the closing on August 14, 2013, which occurred after the end of the period covered by this Quarterly Report on Form 10-Q. Accordingly, we had not used any of the proceeds of the offering as of June 30, 2013.

The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. We currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for working capital and general corporate purposes, including further expansion of our operations and product development. In addition, we may use a portion of the net proceeds from the offering to acquire, invest in or license complementary products, technologies or businesses, but we currently have no specific plans, proposals or arrangements with respect to any potential acquisition, investment or in-license. We may allocate funds from other sources to fund some or all of these activities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) dated August 8, 2013.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares
April 1 - April 30, 2013	—		—	—	—
May 1 - May 31, 2013	—		—	—	—
June 1 - June 30, 2013	125,000	(1)	$10.20	—	—

Total	125,000		$10.20		—

(1)	On June 28, 2013 the Company repurchased a warrant held by a non-employee that was originally issued in 2011 in connection with a strategic relationship. The Company repurchased the warrant for $1,275,000, which was equal to the estimate fair value of $12.00 per share agreed between the Company and the holder less the exercise price of $1.80.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index attached hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cvent, Inc.

/s/ Peter L. Childs
Peter L. Childs
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: September 16, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.3)

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.1)

4.2(2)	Voting Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated August 5, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated July 8, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.