Form 10-Q
period 2013-09-30
CVENT INC
filed 2013-11-12
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2013, there were 40,206,768 shares of the registrant’s common stock outstanding.

CVENT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cvent, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,524	$16,850
Restricted cash	651	455
Short-term investments	13,287	9,320
Accounts receivable, net of reserve of $242 and $505, respectively	15,455	29,081
Prepaid expense and other current assets	7,833	3,128
Deferred tax assets	2,486	2,486

Total current assets	184,236	61,320
Property and equipment, net	5,479	6,756
Capitalized software development costs, net	9,281	5,428
Intangible assets, net	3,322	3,919
Goodwill	12,505	12,505
Other assets	141	102

Total assets	$214,964	$90,030

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,126	$3,272
Accrued and other current liabilities	18,732	13,921
Deferred revenue	48,754	51,554

Total current liabilities	70,612	68,747
Deferred tax liabilities, non-current	2,134	2,134
Other liabilities, non-current	263	419

Total liabilities	73,009	71,300
Commitments and contingencies (Note 8)
Stockholders’ equity
Series A convertible preferred stock, $0.001 par value, zero and 69,675,300 shares authorized and zero and 17,418,807 issued and outstanding	—	17
Common stock, $0.001 par value; 154,492,987 shares authorized at September 30, 2013 and December 31, 2012; 40,404,571 and 15,901,183 shares issued and 39,884,357 and 15,380,969 outstanding at September 30, 2013 and December 31, 2012, respectively	40	16
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	168,432	42,409
Accumulated deficit	(22,551)	(19,746)

Total stockholders’ equity	141,955	18,730

Total liabilities and stockholders’ equity	$214,964	$90,030

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$29,145	$21,836	$80,440	$59,865
Cost of revenue[1]	8,412	5,395	21,588	14,648

Gross profit	20,733	16,441	58,852	45,217
Operating expenses:
Sales and marketing[1]	11,552	9,192	35,202	25,748
Research and development[1]	2,813	2,082	8,105	5,391
General and administrative[1]	6,092	2,269	16,891	7,957

Total operating expenses	20,457	13,543	60,198	39,096

Income (loss) from operations	276	2,898	(1,346)	6,121
Interest income	295	199	677	670

Income (loss)from operations before income tax expense	571	3,097	(669)	6,791
Provision for income taxes	1,400	1,696	2,136	4,007

Net income (loss)	$(829)	$1,401	$(2,805)	$2,784

Net income (loss) per common share:
Basic	$(0.03)	$0.04	$(0.14)	$0.08

Diluted	$(0.03)	$0.04	$(0.14)	$0.08

Weighted average common shares outstanding - basic	29,700,211	32,288,572	20,336,459	33,252,002
Weighted average common shares outstanding - diluted	29,700,211	34,850,807	20,336,459	34,847,340

[1]Stock-based compensation expense included in the above:
Cost of revenue	$353	$222	$886	$586
Sales and marketing	393	473	2,092	2,105
Research and development	158	88	553	392
General and administrative	67	164	689	734

Total	$971	$947	$4,220	$3,817

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$(2,805)	$2,784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,782	3,863
Foreign currency transaction (gain) loss	568	(11)
Stock-based compensation expense	4,220	3,817
Change in operating assets and liabilities:
Accounts receivable, net	13,626	6,668
Prepaid expenses and other assets	(4,744)	(1,237)
Accounts payable, accrued and other liabilities	5,051	10,721
Deferred revenue	(2,800)	(857)

Net cash provided by operating activities	18,898	25,748

Investing activities:
Purchase of property and equipment and capitalized software development costs	(7,761)	(6,036)
Sale (purchase) of short-term investments	(3,967)	1,422
Acquisitions, net of cash acquired	(90)	(7,237)
Restricted cash	(196)	(473)

Net cash used in investing activities	(12,014)	(12,324)

Financing activities:
Repurchase of preferred, common stock, and warrants	(1,275)	(3,950)
Proceeds from exercise of stock options and warrants	502	1,133
Proceeds from Initial Public Offering, net of expenses	122,131	—

Net cash provided by (used in) financing activities	121,358	(2,817)

Effect of exchange rate changes on cash and cash equivalents	(568)	11

Increase in cash and cash equivalents	127,674	10,618
Cash and cash equivalents, beginning of period	16,850	18,150

Cash and cash equivalents, end of period	$144,524	$28,768

Supplemental cash flow information:
Income taxes paid	$3,062	$1,888

Supplemental disclosure of noncash investing activities:
Issuance of common stock in acquisition	$—	$935

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial information presented in the accompanying unaudited consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012 has been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of September 30, 2013, and the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine month periods ended September 30, 2013 and 2012. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.

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

(d) Cash and Cash Equivalents

Highly liquid financial instruments purchased with original maturities of 90 days or less at the date of purchase including money market securities held in the U.S. are reported as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value and include approximately $122.1 million of proceeds from the Company’s initial public offering.

Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $1,964 and $1,351 as of September 30, 2013, and December 31, 2012, respectively.

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

(g) Comprehensive Income

There was no material difference between net income (loss) presented in the consolidated statements of operations and comprehensive income (loss) for each of the three and nine month periods ended September 30, 2013 and 2012.

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

Foreign currency gains (losses) associated with remeasurement and transaction gains (losses) were $(845) and $303 for the three months ended September 30, 2013 and 2012, respectively, and $(2,009) and $(110) for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s subsidiary in the United Kingdom designates the British pound as the functional currency. For the subsidiary, balances are translated into U.S. dollars at current exchange rates. For the three and nine months ended September 30, 2013, foreign currency translation and transaction losses were immaterial.

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

Prior to the quarter ended September 30, 2013, the Company entered into short-term exchange-rate related forward contracts to purchase Indian Rupees. As of September 30, 2013, the Company had entered into forward contracts with a total notional value of $2.5 million, and all contracts had expired at various dates from July through September 2013. Through September 30, 2013, the Company has recorded a realized loss of $32, net of transaction costs, related to these forward contracts within general and administrative expenses.

3. Initial Public Offering

On August 14, 2013, the Company completed its Initial Public Offering (IPO) of common stock. In connection with the Company’s IPO, the Company’s Board of Directors and stockholders approved a 1-for-4 reverse stock split of its outstanding common stock and convertible preferred stock effective August 5, 2013. All share and per share amounts contained in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. Upon completion of the Company’s IPO, (i) all outstanding shares of convertible preferred stock converted into an aggregate of 17,418,807 shares of common stock and (ii) the Company issued 6,440,000 shares of common stock resulting in net proceeds of $122.1 million after deducting the underwriters discount and offering expenses.

4. Net Income (Loss) Per Share

The Company calculates basic net income per share of common stock by dividing net income attributable to the common stockholders for the period by the weighted-average number of shares of common stock and participating convertible preferred stock outstanding during the period. The Company calculates diluted net income per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock and convertible preferred stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, as calculated for the three and nine months ended September 30, 2013 and 2012 using the treasury stock method. The Series A Convertible Preferred Stock does not participate in positive earnings differently than common stock. Accordingly, the net income attributable to common and preferred stockholders would be divided proportionately by the number of shares outstanding of each and there would be no difference in the determination of basic and diluted net income per share calculated separately for common and preferred stock. As of August 8, 2013, the preferred stock converted to common stock on a 1:1 basis, being included in the basic EPS calculation for positive and negative earnings from that point forward. Included in the diluted weighted average shares outstanding is the unvested portion of early option exercises of 573,941 shares on June 13, 2012. These unvested shares are removed from the basic earnings per share calculation as the shares can be repurchased by the Company prior to the vesting date should employment of the early exercised option shareholders be terminated. On March 11 and July 16, 2013, 244,009 and 11,563, respectively, of these shares vested. The computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(829)	$1,401	$(2,805)	$2,784

Weighted average number of shares outstanding:
Weighted average common shares outstanding	29,700,211	15,869,765	20,336,459	15,833,195
Effect of convertible preferred stock	—	17,418,807	—	17,418,807

Weighted average shares outstanding for basic earnings per share	29,700,211	33,288,572	20,336,459	33,252,002
Effect of share-based equity award plan	—	1,492,706	—	1,532,210
Effect of warrants	—	69,529	—	63,128

Weighted average shares outstanding for diluted earnings per share	29,700,211	34,850,807	20,336,459	34,847,340
Net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.14)	$0.08

Diluted	$(0.03)	$0.04	$(0.14)	$0.08

The weighted average number of shares outstanding used in the computation of basic and diluted loss per share for the three and nine months ended September 30, 2013 does not include the effect of 7,384,059 and 14,037,134 shares of convertible preferred stock, as these shares are not obligated to participate in losses. The weighted average number of shares outstanding used in the computation of diluted loss per share for the three and nine months ended September 30, 2013 do not include the effect of 2,379,051 and 1,867,295 stock options and warrants, respectively. The effect of these potentially outstanding shares were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.

5. Income Taxes

The Company has historically estimated its annual effective tax rate for the full fiscal year and applied that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company has also historically recorded discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate for the annual effective tax rate. For the nine months ended September 30, 2013, the Company determined that the annual rate method would not provide for a reliable estimate due to its sensitivity to minimal changes in forecasted annual pre-tax earnings. As a result, the Company has recorded the provision for income taxes for the nine months ended September 30, 2013 using the actual effective rate for the nine months ended September 30, 2013 (the “cut-off” method). The effective tax rate for the nine months ended September 30, 2012 was calculated based on an estimated annual effective tax rate plus discrete items. The Company’s consolidated effective tax rate for the nine months ended September 30, 2013 and 2012 was (319.3)% and 59.0%, respectively. The decrease in rate from the comparable period is primarily due to the ratio of book expenses that are not deductible for income tax purposes compared to pre-tax book income (loss), principally related to stock compensation expense. Additionally, the decrease in rate from the comparable period is primarily related to the decrease in income from operations before income tax, placing the Company in a loss position for operations before income tax expense for the nine months ended September 30, 2013, as opposed to an income position for the nine months ended September 30, 2012.

The Company’ estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The Company is subject to U.S. federal income tax, various state income taxes and various foreign income taxes. The effective income tax rate for the nine months ended September 30, 2013 reflects various foreign income taxes and estimated benefit of the 2013 U.S. Federal Research and Development Tax Credit.

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

The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation to the U.S. As of September 30, 2013, the undistributed earnings of the Company’s foreign affiliates was $1,614.

The Company’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

6. Stock-Based Compensation Plan

As of September 30, 2013, the Company has only granted stock options settleable in shares. Stock options can be granted with an exercise price less than, equal to or greater than the stock’s fair value at the date of grant. The awards have various terms and vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire 10 years after the date of grant. At September 30, 2013, there were 4,923,771 shares available for the Company to grant under the 2013 Equity Incentive Plan.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for grants made during the three and nine months ended September 30, 2013 are provided in the following table. Because the Company’s shares were not publicly traded during those periods prior to August 9, 2013 and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.

The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Dividend yield	0.00%	0.00%
Volatility	55.98%	53.86%
Expected term (years)	6.56	6.43
Risk-free interest rate	1.91%	1.37%

Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2012	3,290,039	$2.40	8.08	$23,030
Granted	1,072,651	12.72
Exercised	(629,850)	1.47
Forfeited	(90,144)	5.56
Expired	(625)	8.00

Balance at September 30, 2013	3,642,071	$5.51	8.10	$102,685

Exercisable at September 30, 2013	887,299	$1.58	6.96	$29,804

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 was $6.74. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $21,226.

The Company recorded stock-based compensation expense related to options of $572 and $226 during the three months ended September 30, 2013 and 2012, respectively and $1,321 and $624 during the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was $6,750 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.34 years.

On June 13, 2012, 573,941 of stock options were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction were recorded as a liability within accrued and other current liabilities and other liabilities, non-current. During the nine months ended September 30, 2013, 255,572 of these options vested and the portion of the liability related to the vesting options was reclassified to the Company’s stockholders’ equity. The remainder will be reclassified to stockholders’ equity as the Company’s repurchase rights lapse as the options vest.

Common Stock Valuations

In addition to the values derived from the valuation models, management and the Company’s Board of Directors also considered relevant market activity including the then anticipated Initial Public Offering (IPO), and other recent events, including the July 2011 transaction described below in evaluating the estimate of fair value per share for stock options granted during 2011 and 2012. As a result, the Company recorded additional stock-based compensation expense of $242 and $301 during the three months ended September 30, 2013 and 2012, respectively and $775 and $868 during the nine months ended September 30, 2013 and 2012, respectively based on subsequent increases to the Company’s initial estimate of fair value. At September 30, 2013, there was $1,358 of unrecognized compensation cost related to the revised estimated fair value of stock at grant dates included in total unrecognized compensation cost.

7. Stockholders’ Equity

a) Changes in Stockholders’ Equity

In connection with the Company’s IPO (note 3), the Company issued an additional 6,440,000 shares for net proceeds of $122.1 million. Upon closing of the IPO on August 8, 2013, all shares of Series A convertible preferred stock were converted to common stock. Changes in stockholders’ equity for the nine-months ended September 30, 2013 were as follows (in thousands, except for share amounts):

	Preferred Stock	Series A Convertible Preferred Stock	Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2012	17,418,807	17	15,901,183	16	(3,966)	42,409	(19,746)	18,730
Net Loss	—	—	—	—	—	—	(2,805)	(2,805)
Share-based compensation expense	—	—	—	—	—	4,220	—	4,220
Exercise of stock options and warrants	—	—	389,009	1	—	502	—	503
Issuance of common stock upon vesting of early exercised options	—	—	255,572	—	—	451	—	451
Repurchase of warrants	—	—	—	—	—	(1,275)	—	(1,275)
Conversion of preferred stock to common stock	(17,418,807)	(17)	17,418,807	17	—	—	—	—
Issuance of common stock in IPO	—	—	6,440,000	6	—	122,125	—	122,131

Balance as of September 30, 2013	—	—	40,404,571	40	(3,966)	168,432	(22,551)	141,955

b) Common Stock Call Option

In conjunction with the Company’s July 2011 recapitalization transaction, the Company entered into a stock repurchase agreement (the Agreement) with certain members of senior management. The Agreement included a contractual call option, providing the Company an option to repurchase up to 50% of the employee’s then outstanding shares of common stock for $7.80 per share in the event of resignation or termination by the employee. The call option was effective for the two-year period following the July 2011 transaction and represented a compensatory arrangement in that the key employees were required to continue employment for a period of two years to earn back the right to participate in any appreciation in the value of the underlying shares or be subject to repurchase under the Company’s call option. Pursuant to the terms of the Agreement, stock options that vested and were exercised by management during the two-year period of the Agreement became subject to the repurchase provisions. The Company’s right to repurchase these shares expired July 15, 2013.

The Company recorded stock-based compensation expense related to call options of $157 and $369 during the three months ended September 30, 2013 and 2012, respectively and $1,824 and $2,170 during the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was no remaining unrecognized compensation cost related to call options.

As of December 31, 2012, the Company had repurchased 504,559 shares of common stock at $7.80 per share for a total of $3,950 under the Agreement resulting from the exercise of its call option in connection with the termination of the Company’s former chief financial officer. The repurchased shares are held in treasury stock at cost. No other shares were repurchased prior to the expiration of the call option.

c) Common Stock Warrants

In 2011, the Company issued warrants to a non-employee to purchase 125,000 shares of common stock, in connection with a profit-sharing agreement. The warrants had an exercise price of $1.80, vested annually over a four-year period, and expired on December 31, 2017. On June 28, 2013, the Company repurchased these warrants for $1,275, which was equal to the estimated fair value at the time of purchase of $12.00 per share less the exercise price of $1.80. There were no warrants granted and 14,729 warrants were exercised at an exercise price of $1.80 during the nine months ended September 30, 2013.

Unvested warrants to non-employees are re-measured at fair value as of each balance sheet date. The Company recorded stock-based compensation expense in general and administrative expense related to non-employee warrants of zero and $51 during the three months ended September 30, 2013 and 2012, respectively, and $299 and $154 during the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, there was no unrecognized expense related to unvested warrants granted under the Plan as there were no outstanding warrants.

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

b) Strategic Partnership Agreement

The Company is a party to a strategic partnership agreement, pursuant to which the Company is obligated to make payments in exchange for the receipt of referrals from a provider’s existing customers. The Company pays a fee based on the actual number of referrals, subject to a minimum. These fees are paid by the Company quarterly, in arrears, and the agreement is effective until November 17, 2013. The Company accrued expenses totaling $75 and $75 during the three months ended September 30, 2013 and 2012, respectively, and $225 and $308 during the nine months ended September 30, 2013 and 2012, respectively, under this agreement. On June 28, 2013 the Company renewed its strategic partnership agreement, effective November 18, 2013 through November 19, 2017. Under the renewal agreement, the Company pays a set fee each quarter in exchange for the receipt of referrals from a provider’s existing customers.

c) Acquisition Payouts

A summary of the changes in the recorded amount of accrued compensation and consideration from acquisitions from December 31, 2012 to September 30, 2013 is as follows (dollars in thousands):

Acquisition:	Liability as of December 31, 2012	Payments	Additional Accruals	Liability as of September 30, 2013
CrowdTorch (Seedlabs)	280	(280)	206	206
CrowdCompass	736	(1,388)	1,471	819
TicketMob	—	—	375	375

	1,016	(1,668)	2,052	1,400

The accrued compensation and consideration related to acquisition payouts is recorded within accrued and other current liabilities on the balance sheet.

On September 30, 2013, the Company amended its payout agreement with one of the individuals from its CrowdCompass acquisition due to the individual’s resignation from employment. The updated agreement removed the requirement for the individual to remain employed by the Company in order to receive payment and reduced the individual’s year three payout. As the amended agreement eliminates the service requirement, the full amount of the remaining year two and amended year three payouts have been recorded as compensation expense in the current period and accrued as of September 30, 2013 and will be paid over the next two years.

9. Subsequent Events

The Company has evaluated subsequent events through November 12, 2013, the date the financial statements were available to be issued.

In October 2013, the Company signed a new lease for office space in McLean, VA that will replace the existing lease for the Company’s corporate headquarters when it expires in 2014. The new lease is for a fixed 11-year term with options for two additional renewal terms of five years each. The new lease will cover approximately 129,000 square feet of office space and will include tenant improvements of $7.2 million. The Company expects to occupy the new office space during the third quarter of 2014 with contractual base rent payments of $40.7 million beginning in August 2014.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus dated August 8, 2013. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors.” When used in this report, the words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three and nine months ended September 30, 2012 and 2013 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three and nine months ended September 30, 2012 and 2013 includes all adjustments, consisting only of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.

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

Our event and meeting planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual and multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise events and meetings including external events, such as conferences, tradeshows, and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our event and meeting planning platform subscription solutions was $20.1 million for the three months ended September 30, 2013, and $15.3 million for the three months ended September 30, 2012 , or 69% and 70% of our total revenue, respectively, during each of those periods. We generally recognize revenue from these contracts ratably over the term of the contract.

On the other side of the event value chain, hotels and venues utilize our online marketing solutions to generate more visibility with ready-to-transact event and meeting planners. Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with more than 200,000 venues in our proprietary database. We believe that our CSN contains the world’s largest, most accurate and searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual and multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in our CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. Revenue from our marketing solutions was $9.0 million for the three months ended September 30, 2013, and $6.5 million for the three months ended September 30, 2012 , or 31% and 30% of our total revenue, respectively, during each of those periods.

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

Marketing Solutions. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within the CSN, the Cvent Destination Guide or in various electronic newsletters. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.

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

Critical Accounting Policies and Estimates

Our financial statements and the related notes included elsewhere in this Current Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended September 30, 2013, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2012 included in our prospectus dated August 8, 2013, and filed with the SEC.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue	$29,145	$21,836	$80,440	$59,865
Costs of revenue	8,412	5,395	21,588	14,648

Gross profit	20,733	16,441	58,852	45,217
Operating expenses:
Sales and marketing	11,552	9,192	35,202	25,748
Research and development	2,813	2,082	8,105	5,391
General and administrative	6,092	2,269	16,891	7,957

Total operating expenses	20,457	13,543	60,198	39,096

Income (loss) from operations	276	2,898	(1,346)	6,121
Interest income	295	199	677	670

Income (loss) from operations before income tax expense	571	3,097	(669)	6,791
Provision for income taxes	1,400	1,696	2,136	4,007

Net income (loss)	$(829)	$1,401	$(2,805)	$2,784

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Costs of revenue	29	25	27	24

Gross profit	71	75	73	76
Operating expenses:
Sales and marketing	40	42	44	43
Research and development	10	10	10	9
General and administrative	21	10	21	13

Total operating expenses	71	62	75	65

Income (loss) from operations	0	13	(2)	11
Interest income	1	1	1	1

Income (loss) from operations before income tax expense	2	14	(1)	12
Provision (benefit) for income taxes	5	8	3	7

Net income (loss)	(3)%	6%	(4)%	5%

Comparison of Three Months and Nine Months Ended September 30, 2013 and 2012

Revenue

	Three months ended September 30,		Variance Dollars	Nine months ended September 30,		Variance Dollars
	2013	2012		2013	2012
	(In thousands)
Revenue by product:
Platform subscriptions	$20,123	$15,338	$4,785	$56,039	$41,991	$14,048
Marketing solutions	9,022	6,498	2,524	24,401	17,874	6,527

Total revenue	$29,145	$21,836	$7,309	$80,440	$59,865	$20,575

Percentage of revenue:
Platform subscriptions	69%	70%		70%	70%
Marketing solutions	31%	30%		30%	30%

Total revenue	100%	100%		100%	100%

Total revenue increased $7.3 million during the three months ended September 30, 2013 compared to the same quarter in 2012, primarily driven by a $7.5 million increase in revenue from sales of features and functionality and new advertising products to new customers, partially offset by customers lost during the three months ended September 30, 2013.

Platform subscription revenue increased $4.8 million during the three months ended September 30, 2013 compared to the same quarter in 2012 primarily due to a $5.6 million increase in revenue from sales of event planning subscriptions to new customers in 2013. Revenue from sales of additional features and functionality to existing customers, increased registrations and a full quarter of revenue for new 2012 customers contributed $1.1 million in platform subscription revenue during the three months ended September 30, 2013. These amounts were partially offset by customers lost during the three months ended September 30, 2013.

Marketing solutions revenue increased $2.5 million during the three months ended September 30, 2013 compared to the same quarter in 2012 primarily due to recognition of $1.9 million in revenue from sales to new 2013 customers. Revenue recognized from sales of additional marketing solutions and price increases contributed an additional $1.3 million during the three months ended September 30, 2013. These amounts were partially offset by customers lost during the three months ended September 30, 2013.

Total revenue increased $20.6 million during the nine months ended September 30, 2013 compared to the same period in 2012, primarily driven by a $16.4 million increase in revenue from sales of features and functionality and new advertising products to new customers, partially offset by customers lost during the nine months ended September 30, 2013.

Platform subscription revenue increased $14.0 million during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to a $12.3 million increase in revenue from sales of event planning subscriptions to new customers in 2013. Revenue from sales of additional features and functionality to existing customers, increased registrations and a full quarter of revenue for new 2012 customers contributed $6.7 million in platform subscription revenue during the nine months ended September 30, 2013. These amounts were partially offset by customers lost during the nine months ended September 30, 2013.

Marketing solutions revenue increased $6.5 million during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to recognition of $4.1 million in revenue from sales to new 2013 customers. Revenue recognized from sales of additional marketing solutions and price increases contributed an additional $3.7 million during the nine months ended September 30, 2013. These amounts were partially offset by customers lost during the nine months ended September 30, 2013.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 10% of total revenue for the three and nine months ended September 30, 2013 and 2012. We expect that the proportion of total revenue from outside of North America will grow in the future.

Cost of Revenue

	Three months ended September 30,		Variance Dollars	Nine months ended September 30,		Variance Dollars
	2013	2012		2013	2012
	(In thousands)
Cost of revenue	$8,412	$5,395	$3,017	$21,588	$14,648	$6,940
Percentage of revenue	29%	25%		27%	24%

Cost of revenue increased by $3.0 million during the three months ended September 30, 2013 compared to the corresponding quarter in 2012. This increase was primarily due to an increase in customer service support costs related to our platform subscriptions of $0.6 million, an increase in technology maintenance expense of $1.5 million, and an increase of $0.4 million in amortization of capitalized software and acquired technology. An increase of $0.3 million in credit card processing fees further contributed to the overall increase in cost of revenue during the comparative periods.

Cost of revenue increased by $6.9 million during the nine months ended September 30, 2013 compared to the corresponding period in 2012. The primary drivers of the increase were in customer service support costs of $1.8 million, an increase in technology maintenance expense of $2.5 million, and an increase of $1.3 million in amortization of capitalized software and acquired technology. An increase of $0.6 million in credit card processing fees further contributed to the overall increase in cost of revenue during the comparative periods.

Operating Expenses

	Three months ended September 30,		Variance Dollars	Nine months ended September 30,		Variance Dollars
	2013	2012		2013	2012
	(In thousands)
Operating expenses:
Sales and marketing	$11,552	$9,192	$2,360	$35,202	$25,748	$9,454
Research and development	2,813	2,082	731	8,105	5,391	2,714
General and administrative	6,092	2,269	3,823	16,891	7,957	8,934

Total operating expenses	$20,457	$13,543	$6,914	$60,198	$39,096	$21,102

Percentage of revenue:
Sales and marketing	40%	42%		44%	43%
Research and development	10%	10%		10%	9%
General and administrative	21%	10%		21%	13%

Total operating expenses	71%	62%		75%	65%

Sales and Marketing

Sales and marketing expenses increased by $2.4 million for the three months ended September 30, 2013 over the corresponding quarter in 2012. The increase is primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 27% from September 30, 2012 to September 30, 2013, to support revenue growth and expanded features and functionality. This increase contributed $1.8 million of additional expenses in the three months ended September 30, 2013, and an associated increase of $0.3 million of overhead expense. Costs related to expanded marketing efforts contributed to an additional $0.3 million to the period-over-period difference.

Sales and marketing expenses increased by $9.5 million for the nine months ended September 30, 2013 over the corresponding period in 2012. The increase is primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 27% from September 30, 2012 to September 30, 2013, to support revenue growth and new product lines. This increase contributed $5.5 million of additional expenses in the nine months ended September 30, 2013, and an associated increase of $1.4 million of overhead expense. Costs related to expanded marketing efforts contributed to an additional $2.6 million to the period-over-period difference.

Research and Development

Research and development expenses increased by $0.7 million for the three months ended September 30, 2013 and $2.7 million for the nine months ended September 30, 2013 over the corresponding period in 2012. The increase is primarily due to increased head count within our software development group for maintenance of internal systems and infrastructure and to integrate new product lines. Total head count within research and development increased by 49% from September 30, 2012 to September 30, 2013.

General and Administrative

General and administrative expenses increased by $3.8 million for the three months ended September 30, 2013 over the corresponding quarter in 2012. This increase is primarily due to increased head count for administrative operations, particularly related to increased personnel necessary to operate as a public company upon the closing of the IPO. Total head count of our general and administrative operations increased by 49% from September 30, 2012 to September 30, 2013, which contributed $1.5 million of increased personnel and related expenses in the three months ended September 30, 2013. Additionally, expenses associated with foreign currency re-measurement of our India operations contributed an additional $1.1 million, expenses associated with increased indirect taxes based on an expanded presence added $0.3 million, and increased professional services fees added $0.2 million in period-over-period expense, with the remaining increase due to various overhead costs.

General and administrative expenses increased by $8.9 million for the nine months ended September 30, 2013 over the corresponding period in 2012. This increase is primarily due to increased head count for administrative operations, particularly related to increased personnel necessary to operate as a public company upon the closing of the IPO. Total head count of our general and administrative operations increased by 49% from September 30, 2012 to September 30, 2013, which contributed $3.9 million of increased personnel and related expenses in the nine months ended September 30, 2013. Additionally, professional services fees including legal, tax, and audit fees primarily associated with operating as a public company contributed an additional $1.4 million, expenses associated with increased indirect taxes based on an expanded presence added $0.3 million, and increased expenses associated with foreign currency re-measurement of our India operations added $2.0 million in period-over-period expense, with the remaining increase due to various overhead costs.

Interest Income

	Three months ended September 30,		Variance Dollars	Nine months ended September 30,		Variance Dollars
	2013	2012		2013	2012
	(In thousands)
Interest income	$295	$199	$96	$677	$670	$7
Percentage of revenue	1%	1%		1%	1%

Interest income increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to increased dollar value under investment using proceeds from the IPO.

Interest income increased slightly for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to higher interest rates partially offset by fluctuations in foreign exchange rates in India for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Provision for Income Taxes

	Three months ended September 30,		Variance Dollars	Nine months ended September 30,		Variance Dollars
	2013	2012		2013	2012
	(In thousands)
Provision for income taxes	$1,400	$1,696	$(296)	$2,136	$4,007	$(1,871)
Percentage of revenue	5%	8%		3%	7%

Income tax expense for the three months ended September 30, 2013 decreased by $0.3 million compared to the three months ended September 30, 2012. The decrease is primarily due to the significant reduction in pre-tax book results achieved year to date in comparison to prior year results.

Income tax expense for the nine months ended September 30, 2013 decreased by $1.9 million compared to the nine months ended September 30, 2012. The decrease is primarily due to the significant reduction in pre-tax book results achieved year to date in comparison to prior year results, resulting in a loss from operations before income tax expense for the nine months ended September 30, 2013, compared to income from operations before income tax expense for the nine months ended September 30, 2012. The fluctuations in pre-tax book results were offset by the significant impact of stock compensation expense in relation to pre-tax book income (loss).

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have financed our operations primarily through private placements of capital stock and cash from operating activities. As of September 30, 2013, we had $144.5 million of cash and cash equivalents, excluding $0.7 million of restricted cash, and $13.3 million of short-term investments.

We believe our current cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Initial Public Offering

On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to the Company after expenses. See note 3 of our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Working Capital and Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$18,898	$25,748
Net cash used in investing activities	(12,014)	(12,324)
Net cash provided by (used in) financing activities	121,358	(2,817)
Effect of exchange rates on cash	(568)	11
Net increase in cash and cash equivalents	127,674	10,618

Our cash, cash equivalents and short-term investments at September 30, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of September 30, 2013, $5.8 million of our total cash and cash equivalents and $13.3 million of our short-term investments were held in India and $0.8 million of our total cash and cash equivalents were held in deposit accounts in the United Kingdom. These balances are available for general corporate purposes.

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the nine months ended September 30, 2013 and 2012 is primarily attributable to net income (loss) and the change in accounts receivable, both of which are driven by an increasing customer base and increased sales of our platform subscriptions and marketing services. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. Our days sales outstanding, or DSO, is a primary driver in cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the fourth quarter. Additionally, we generally invoice our large hotel customers of the Cvent Supplier Network in the fourth quarter, as a result generating higher accounts receivable at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using billings for the period divided by accounts receivable and adjusted for the number of days in the period.

Net cash provided by operating activities was $18.9 million for the nine months ended September 30, 2013, which was driven by the net loss during the period, offset by depreciation and amortization and stock-based compensation, which contributed a combined $10.0 million to cash from operating activities. Also contributing to net cash provided by operating activities was a decrease in the accounts receivable. This change contributed $13.6 million during the period and was consistent with our historical cash collection cycle. These were offset by an increases in prepaid expenses of $4.7 million and deferred revenue of $2.8 million during the period. Our DSO as of September 30, 2013 was 42.

Net cash provided by operating activities was $25.7 million for the nine months ended September 30, 2012, which was driven by net income during the period, as adjusted for depreciation and amortization and stock-based compensation, which contributed a combined $7.7 million to cash from operating activities. Also contributing to net cash provided by operating activities was a decrease in the accounts receivable. This change contributed $6.7 million during the period and was consistent with our historical cash collection cycle. The increase in our accounts payable contributed an additional $10.7 million of cash during the period, consistent with the growth of our business. These were partially offset by decreases in cash from prepaid expenses of $1.2 million and deferred revenue of $0.9 million. Our DSO as of September 30, 2012 was 42.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment and software developed for internal use, and short-term investments, as well as business acquisitions in 2012. We expect our capital expenditures and our investment activity to continue to increase as our business grows.

Net cash used in investing activities was $12.0 million for the nine months ended September 30, 2013. The use of cash was the result of short term investments purchased of $4.0 million. Additionally our investment in property and equipment totaled $7.8 million, including software developed for internal use to accommodate the growth of our business.

Net cash used in investing activities was $12.3 million for the nine months ended September 30, 2012. The amount consisted of investments in property and equipment of $6.0 million, including software developed for internal use to accommodate the growth of our business, cash payments of $7.2 million related to two acquisitions in the period, and partially offset by sales, net of purchases, of short-term investments of $1.4 million.

Financing Activities

For the nine months ended September 30, 2013 net cash from financing activities provided $121.4 million in cash during the period. The primary reason for the increase was $122.1 million in net proceeds provided in connection with the closing of our IPO. See footnote 3 of our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. We received $0.5 million in cash from the exercises of stock options and repurchased non-employee warrants for $1.3 million.

For the nine months ended September 30, 2012 we received $1.1 million from the exercise of stock options and repurchased shares from a former employee pursuant to the exercise of a call option using $4.0 million in cash.

Acquisitions

During the year ended December 31, 2012, we acquired three separate businesses, which were neither individually or collectively significant to our financial position and results of operations as of and for the year ended December 31, 2012.

In January 2012, in order to enter the mobile event application space, we acquired all of the outstanding unit interests in Seed Labs LLC in exchange for $1.4 million in cash, net, and 116,925 shares of our common stock valued at $0.9 million at the time of the acquisition. In addition, the sellers are entitled to earn up to an additional $2.1 million in part based upon the achievement of certain sales-based targets and the continued employment of certain key employees of Seed Labs LLC, which will be recognized as compensation expense when earned. As of September 30, 2013, the Company has paid approximately $240 of these additional payments to certain key employees. For financial reporting purposes, we allocated $2.4 million to the assets acquired and goodwill of Seed Labs LLC. We subsequently rebranded Seed Labs as our CrowdTorch mobile application functionality.

In June 2012, in order to expand our mobile event applications offerings, we acquired all of the outstanding capital stock in CrowdCompass, Inc. in exchange for $5.8 million in cash, net. In addition, the sellers are entitled to earn up to an additional $3.8 million based upon the continued employment of certain key employees of CrowdCompass, Inc, which will be recognized as compensation expense when earned. As of September 30, 2013, we have paid approximately $1.2 million of these additional payments to certain key employees. For financial reporting purposes, we allocated $6.0 million to the assets acquired, liabilities assumed and goodwill of CrowdCompass, Inc.

In December 2012, in order to expand our consumer-facing event ticketing and registration offerings, we acquired all of the outstanding unit interests in TicketMob LLC in exchange for $5.2 million in cash, net. In addition, the sellers are entitled to earn up to an additional $14.6 million in part based upon the achievement of certain revenue-based targets and the continued employment of certain key employees of TicketMob LLC, which will be recognized as compensation when earned. As of September 30, 2013, no amounts have been earned or paid under these agreements. For financial reporting purposes, we allocated $5.9 million to the assets acquired, liabilities assumed and goodwill of TicketMob LLC.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from March 31, 2013 through September 30, 2013. Information regarding our market risk at March 31, 2013 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures about Market Risk,” in our final prospectus dated August 8, 2013 and filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to a material weakness in our internal control over financial reporting that was identified in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012 and is described in the following paragraphs.

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

With the oversight of senior management and our audit committee, we have implemented and are continuing to implement procedures and controls designed to mitigate the material weakness and underlying significant deficiencies. Amongst other actions, we have expanded our in-house accounting and finance resources, including hiring eleven new personnel since October 2012, including our chief financial officer; implemented enhanced review procedures; begun a comprehensive documentation of our internal controls and procedures; and implemented more formal procedures as to the evaluation of non-routine judgments and estimates. In addition, we are currently implementing an internal audit function and expect to complete our documentation of our internal controls and procedures by the end of 2014. We have not yet determined if we have successfully remediated the material weakness and those significant deficiencies.

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

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of our cloud-based event and meeting management platform. During the year ended December 31, 2012 and the nine months ended September 30, 2013, approximately 70% of our total revenue was derived from our cloud-based event and meeting management platform. The market for event and meeting management software is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable event and meeting planners and hotels to address their respective needs. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically.

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

Our head count and operations have grown, both domestically and internationally, since our inception. In particular, from December 31, 2010 to September 30, 2013, we have added over 750 full-time positions. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our platform offerings and continued expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We have significant operations in India. As of September 30, 2013, approximately 750 of our approximately 1,400 employees were based in India. Operating in India requires substantial resources and management attention and subjects us to economic, political and operational risks that are different from those in the United States. For example, there have been armed conflicts between India and neighboring Pakistan. Also, extremist groups within India and neighboring Pakistan have from time to time targeted Western interests. Other risks specific to our operations in India include, but are not limited to, difficulty with responding to changes in economic conditions that may include inflation and fluctuations in exchange rates and interest rates; problems that impair our business infrastructure, such as telephone system failure or an international disruption of our information technology systems by a third party; failure to act in accordance with labor, environmental, health and safety standards and regulations; and the need to increase the levels of our employee compensation more rapidly than in the past to retain talent. If any of these risks materialize, our business, results of operations and financial condition may be materially adversely affected.

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

We have incurred a significant accumulated deficit in prior periods, in large part due to accretion of redemption features on previously outstanding preferred stock in those periods. We experienced a net loss of $0.2 million for the year ended December 31, 2011 and have an accumulated deficit as of September 30, 2013 of $21.2 million. We also experienced a net loss of $0.8 million and $2.8 million for the three and nine months ended September 30, 2013.

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

Our revenue has grown rapidly over the past few years. We may not be able to sustain this level of growth in future periods, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Further, a portion of our revenue growth in the year ended December 31, 2012 and the three months ended March 31, 2013, June 30, 2013, and September 30, 2013 resulted from acquisitions and not organic growth. We may not complete acquisitions in the future that increase our revenue at the same rate as in prior periods. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete the acquisitions we do identify as worth pursuing. If we are unable to maintain an adequate rate of growth, our business will be adversely affected and we may not maintain profitability.

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

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012, we identified a material weakness in the design and operation of our internal controls over financial reporting relating to management review controls over complex, non-routine accounting transactions and the preparation and review of financial statements. Specifically, we determined that we had significant deficiencies related to our review of equity transactions, controls related to the preparation and review of our tax provision and the operation of our financial reporting controls, all of which aggregated to a material weakness in internal control over financial reporting. In 2013, we began implementing procedures and controls designed to mitigate the material weakness and underlying significant deficiencies. Amongst other actions, we have expanded our in-house accounting and finance resources, including hiring eleven new personnel since October 2012, including our chief financial officer; implemented enhanced review procedures; begun a comprehensive documentation of our internal controls and procedures; and implemented more formal procedures as to the evaluation of non-routine judgments and estimates. In addition, we are currently implementing an internal audit function and expect to complete our documentation of our internal controls and procedures by the end of 2014.

Although we believe these controls will be effective, we have not performed an evaluation of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses, in addition to those discussed above, may have been identified. For so long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, or the JOBS Act, which may be up to five years following our IPO, we will not be required to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

In addition, as a result of various factors including in part the identified material weakness in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of September 30, 2013 were not effective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

We are not currently required to comply with Securities and Exchange Commission rules that implement Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. At such time as we cease to be an “emerging growth company,” as defined by the JOBS Act, we will also be required to comply with Section 404. We may subsequently identify material weaknesses or significant deficiencies that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our operating results and financial condition.

Changes in financial accounting standards or practices, or our application of those standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. In addition, we may have flexibility to choose among multiple accounting methods that are generally accepted, for example, methods that relate to the estimates used in the calculation of our tax provision. Changes to existing rules, our application of those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

As of September 30, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2021 for both federal and state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Revenue from our solutions for event and meeting planners has historically constituted the majority of our revenue and represented approximately 70% of our total revenue for each of the year ended December 31, 2012 and the nine months ended September 30, 2013. Event and meeting planners can be found in a range of corporate departments, which makes it difficult to identify prospective planner customers. Since our formation, we have proactively and systematically worked to identify potential event planner customers. However, we cannot guarantee that we will be able to continue to identify new event planner customers, and the effort to identify new event planner customers will be more costly and time-consuming than seeking marketing contracts with new and existing venue customers.

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

Our quarterly results of operations, including the level of our revenue, profitability, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the addition or loss of existing customers, including through acquisitions or consolidations;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of features and functionality of our services or pricing changes upon any renewals of customer agreements;

•	changes in estimates used in the calculation of our income tax provision;

•	changes in our pricing policies or those of our competitors; and

•	seasonal variations in sales of our solutions, which has historically been highest in the fourth quarter of a calendar year.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will increase when we are no longer an “emerging growth company,” as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if potential investors will find our common stock less attractive if we choose to rely on these exemptions. If some potential investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2013

From July 1, 2013 through August 29, 2013 (the date of our Registration Statement on Form S-8 (Reg. No. 333-190892) was deemed effective), certain of our employees exercised options to purchase an aggregate of 128,173 shares of our common stock pursuant to options issued under our Amended and Restated Stock Incentive Plan, with a weighted average exercise price of $1.04 per share, for an aggregate purchase price of $133,300. These issuances were exempt from registration under the Securities Act, pursuant to the exemption provided in Rule 701 of the Securities Act.

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

(b) Use of Proceeds from Sale of Registered Equity Securities

On August 8, 2013, our Registration Statement on Form S-1, as amended (Reg. No. 333-189837) was declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 6,440,000 shares of our common stock, all of which were sold by us, including the underwriters’ over-allotment, at a price to the public of $21.00 per share. The offering closed on August 14, 2013, and, as a result, we received net proceeds of approximately $122.1 million after underwriters’ discounts and commissions of approximately $9.5 million and additional offering-related costs of approximately $3.6 million). The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus relating to that offering dated August 8, 2013. We invested the funds received in registered money market funds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Cvent, Inc.

/s/ Peter L. Childs
Peter L. Childs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 12, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.3)

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.1)

4.2(2)	Voting Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.2)

10.1	Lease Agreement among the Company and TMG SOLUTIONS PLAZA 1, L.L.C., TMG SOLUTIONS PLAZA 2, L.LC., and TMG SOLUTIONS PLAZA 3, L.L.C.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated August 5, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated July 8, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.