Form 10-K
period 2013-12-31
CVENT INC
filed 2014-03-21
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35498

Cvent, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1954458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8180 Greensboro
Dr. 9th Floor McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

(703) 226-3500

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. At December 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of such shares on the New York Stock Exchange on such date was approximately $395 million. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of March 18, 2014 was 41,099,581 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

CVENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2013

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and changes in the regulatory landscape affecting our business, impact of litigation, plans for growth and future operations, effects of acquisitions, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.

We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 1.	Business

Overview

We are a leading cloud-based enterprise event management platform. We provide solutions for both sides of the events and meetings value chain: (i) event and meeting planners, and (ii) hotels and venues. Our integrated, cloud-based solution addresses the entire event lifecycle by allowing event and meeting planners to organize, market and manage their meetings, conferences, tradeshows and other events. Our online marketplace connects event planners and venues through our vertical search engine that accesses our proprietary database of detailed hotel and venue information. The combination of these solutions creates an integrated platform that allows us to generate revenue from both sides of the events and meetings value chain.

Events and meetings reach across every industry vertical, from consumer products to energy to healthcare. A 2013 independent study conducted by Frost & Sullivan, which was commissioned by us, estimated that the global event management software market was $5.6 billion in 2012, which we view as an immediately addressable opportunity. The same study estimated that the global market for non-software event and meeting management was $22 billion in 2012, which included the additional labor of planning, managing and executing events and meetings using manual processes that we believe our platform could address and make more efficient.

For the event and meeting planner side of the value chain, which includes enterprises such as corporations, associations, not-for-profits, government agencies and universities, events and meetings are an integral way to build and strengthen relationships with customers, prospects, employees and partners. Enterprise events and meetings include external events, such as conferences, tradeshows, and customer summits, as well as internal functions, such as sales meetings, training seminars and team-building events. According to a 2013 study conducted by Frost & Sullivan, enterprises spend an average of 1.1% of their revenue on events and meetings.

Planning and running an event can be a highly complex, inefficient and time-consuming task when managed using traditional manual processes and disparate point software solutions. We address these challenges by providing planners an integrated platform with solutions that unify the full lifecycle of an event. Meeting planners use our solutions to identify the appropriate venue, secure a competitive proposal from hotels, manage budgets, market the event, send invitations, utilize pre-event surveys, establish a social media presence for the event, process registrations, manage fee collections, build an event-specific mobile app, manage event logistics such as travel and lodging, survey and engage attendees, and analyze event results and survey feedback following the event. Our platform helps planners decrease costs and increase attendance for their events.

For the hotel and venue side of the value chain, group events and meetings are a vital source of revenue and profit. At certain types of hotels, group events and meetings can constitute approximately one-third of total revenue. Group meeting business is often a large hotel’s most profitable segment as these groups typically contract not only for significant sleeping room blocks, but also for meeting space, catering and audio visual equipment. Meeting attendees are often a captive audience at the hotel that can generate substantial incremental revenue.

Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with more than 218,000 venues featured in our proprietary database. We believe that our CSN contains the world’s largest, most accurate database of detailed venue information with listings of hotels and venues in more than 175 countries that can be searched and filtered based on approximately 200 characteristics and data fields. Our CSN has become a leading solution for event and meeting planners who are researching potential locations and venues for their events, as well as for hotels and venues that are seeking to increase their group business revenue.

The number of event requests for proposal, or RFPs, submitted through our CSN has increased from approximately 12,000 in 2008 to approximately 1.2 million in 2013.

We believe we have achieved critical mass and are benefiting from substantial network effects by simultaneously increasing the volume of RFPs transmitted from planners to venues, expanding our proprietary venue database and growing the number of hotel personnel and event planners that are utilizing our CSN system.

Our dual role as a provider to both event planners and venues allows us to generate revenue from both sides of the value chain. Event and meeting planners enter into annual and multi-year subscription contracts to utilize our cloud-based event and meeting management software solutions. As of December 31, 2013, we had more than 6,900 event and meeting planner customers, including Aimia Proprietary Loyalty (formerly Carlson Marketing), Corporate Executive Board, Edwards Lifesciences, Incisive Media, Maritz Travel Company, Merck KGaA, Visa, Walmart and Wellpoint Health Networks. Hotels and venues enter into annual and multi-year contracts with us for marketing solutions that increase the prominence of their properties in our CSN. As of December 31, 2013, more than 5,700 hotels and venues have purchased marketing solutions from us, including leading hotel chains such as Hilton, Hyatt, IHG (InterContinental Hotels Group), Marriott and Starwood.

For the year ended December 31, 2013, our revenue was $111.1 million, a 33% increase over 2012. For the year ended December 31, 2012, our revenue was $83.5 million, representing year-over-year revenue growth of 37%. Our enterprise-focused, cloud-based platform for event and meeting planners has historically constituted the majority of our revenue and represented approximately 70% of our total revenue for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, we generated a net loss of $3.2 million, representing a net margin of 3%. For the year ended December 31, 2012, we generated net income of $4.3 million, representing a margin of 5%.

Industry Background

The hospitality and travel industry serves three types of customers: individual business travelers, leisure travelers, and group events and meetings. In the 1990s, American Express began offering travel services and subsequently transformed the way business travelers book hotel rooms and air travel. In the 2000s, online travel agencies revolutionized the industry for leisure travelers. We believe that we are driving a similar revolution today in the way group events and meetings are planned, booked and managed, both by the event planners and the hotels and venues that host these events.

The Cvent Solution

Solutions for Event and Meeting Planners. We offer planners a robust platform that addresses the entire lifecycle of events and meetings, including budgeting, planning, venue sourcing, marketing, management and measurement of meetings. We offer six major product categories: event management software, strategic meetings management software, mobile event apps, pre- and post-event web surveys, ticketing software and the Cvent Supplier Network. Our cloud-based platform enables event and meeting planners to:

•	Increase Event and Meeting Attendance. By offering integrated, multi-channel marketing and event registration solutions, we believe that we enable event and meeting planners to drive higher attendance at their events in a cost-effective manner.

•	Increase Efficiency through Automation. Our solutions automate and streamline the labor-intensive process of organizing, marketing and managing events and meetings.

•	Reduce Costs. Our solutions automate many tasks for event and meeting planners driving increased efficiency and cost savings. They also enable procurement professionals to define sophisticated thresholds and controls to restrict meeting planners from making unauthorized or out-of-policy expenditures.

•	Enhance Returns on Investment from Events and Meetings. Our solutions enable planners to regularly reach out to potential attendees through social media and surveys, build more accurate customer profiles and databases, customize event communications and send automated event reminders. Our software enables event planners to capture and analyze a wide variety of attendee metrics, and we believe it allows them to improve their future events with these insights.

Solutions for Hotels and Venues. Through the Cvent Supplier Network, we have created a proprietary online marketplace to connect hotels and venues with enterprise event and meeting planners. Our CSN allows hotels and venues to:

•	Increase Revenue in the Group Events and Meetings Segment. Our CSN is an effective solution to help hotels increase the number of in-bound sales leads and amount of revenue from enterprise event and meeting planners.

•	More Accurately Target Meeting Planners through Online Marketing. Through our online marketing solutions, hotels and venues are able to target ready-to-transact event and meeting planners in a more cost efficient manner than many other marketing channels. Our solutions also make it easier for hotels and venues to market to hard-to-identify relevant planner personnel within organizations, which results in an increase in the number of sales leads and converted group bookings.

•	Enhance Employee Productivity and Efficiency. Through our CSN, we offer hotels and venues tools to automate and standardize the process by which they receive and respond to RFPs from event and meeting planners. During the year ended December 31, 2013, more than 1.2 million RFPs were transmitted using our standardized format and could be easily pre-populated by hotels and venues with responses, enabling hotel and venue employees to respond quickly and accurately.

•	Better Analyze Operational Results. Hotels and venues can closely track the volume of potential and actual business that they receive through our CSN allowing them to more effectively measure the return on marketing investments. Managers can also improve the performance and productivity of their sales representatives by monitoring responsiveness to RFPs and tracking successful bids.

Our Platform

Our cloud-based platform consists of six major products: event management software, strategic meetings management software, or SMM, mobile event apps, web surveys, ticketing software and the Cvent Supplier Network, a marketplace that connects more than 218,000 venues with high-quality, ready-to-transact event and meeting planners.

Event Management

We provide event and meeting planners with a complete solution to increase attendance and decrease the cost of managing events by stream-lining the event planning process. By automating and simplifying both the event planning and management processes, our software enables planners to focus time and resources on strategic decisions rather than repetitive, time-consuming tasks. We enable easy navigation of the entire event planning process by delivering a complete platform of products.

Our comprehensive solution includes the following key functionalities:

•	Online Event Registration. Our event management solution shifts the responsibility from the planner to the attendee by empowering the attendee to register and manage all of their own details online, thereby reducing the burden on the event planner. Attendees can register using email invitations, websites, mobile devices, or onsite at an event. Planners can configure the registration experience to include pre-populated contact information fields, pre- and post-event survey questions, a group registration option, session selection, housing and travel booking, and payment processing in over 100 currencies.

•	Event Marketing. Our solution provides robust e-marketing tools that allow planners to efficiently integrate their event marketing and communication process with registration to provide a personalized experience for attendees. It enables extensive creative control for a user without software programming experience, while also supporting established branding initiatives. We also provide integrated marketing functionality, such as event website creation, automated follow up to unresponsive invitees or abandoned registrations, targeted messaging to different invitee segments, email optimization tools, data collection from non-attendees, guest referral tools, integration with major social media and tracking reports.

•	Budgeting and Project Management. Our solution includes a project management suite that allows for assignment and tracking of key event planning tasks. Our budgeting toolset allows for tracking of budget, actual costs, and savings. This built-in reporting tracks event spending by vendor, category, business unit, or region, giving the planner key trend intelligence to promote greater savings.

•	Event Logistics and Integrations. Our solution includes tools for table and seating management, name badge and certificate creation, resource and space allocation, speaker management, appointment scheduling, continuing education credit tracking, onsite registration and check-in functionality. Our platform integrates with commonly-used, mission critical software such as Salesforce.com, Eloqua, WebEx and Concur, and can be customized to integrate with other existing enterprise or accounting systems.

•	Measurement and Reporting. Our platform measures all aspects of the event management process. Users can generate standard or custom reports, view event dashboards and schedule live reports to be sent to key stakeholders across departments. We believe this enables efficient evaluation of return on investment and enhanced ability to closely audit meeting-related activities to ensure regulatory compliance and control expenses.

•	Training and Support. We provide comprehensive training and support to our event management subscription customers, which is available through phone, email and the internet during the subscription period. We also maintain an on-line knowledge database and utilize extensive video training that is available on-demand to our customers during the subscription period.

In addition to the foregoing functionalities of our Event Management platform, all of our event and meeting planner users that are licensed pursuant to subscriptions to our Event Management platform have the ability to access our CSN product, which is further described in “Cvent Supplier Network.”

Strategic Meetings Management (SMM)

We offer our SMM solution for large enterprise customers who hold hundreds or thousands of events and meetings annually, many of which are hosted at off-site locations such as hotels and other venues. In addition to all of the services offered to our event management customers, our SMM platform also helps corporations manage their internal meetings programs more efficiently and manage previously untracked meeting expenditures.

With our platform, enterprises gain control over the entire event planning process by managing logistics, budgeting, sourcing, registration, housing, travel and reporting in a single application. As organizations strive to optimize spend across the enterprise, these consolidated processes help corporate travel, meeting and procurement managers gain more visibility into meeting expenditures and have historically enabled cost savings of 15% or more, as compared to companies that host events without a strategic meetings management program. Through our SMM solution, corporate travel, procurement and finance departments have the ability to review the meetings process to ensure compliance with established meeting and expense policies, while still granting creative control over the event to their planners.

Mobile Event Apps

With the proliferation of smartphones and tablets, we believe mobile applications, or apps, will be used more often at events. We offer planners the ability to generate and customize native apps for both business and consumer events on multiple operating systems, including Android and iOS. Our apps are often used by planners and attendees to: provide schedule and location information; facilitate interaction among attendees, speakers and exhibitors; conduct real-time messaging to build relationships and disseminate information; access rich media content such as video, pictures and internet radio; connect with integrated social media tools such as Facebook, Twitter and LinkedIn; and deliver advertising.

Web Surveys

Our web survey solution enables our customers to streamline the way they collect information both pre- and post-event. More than 1,200 enterprises and over 10,000 active users utilize our solution to solicit feedback from employees, measure customer satisfaction, capture sales leads and test new product ideas. We consider an event planner to be “active” if such user accessed their account within the 12 months preceding the date of measurement. Event management customers can also collect attendee feedback using our survey capabilities, which provides powerful analytics and insights useful for future events.

Ticketing

We offer a ticketing and venue management platform that helps venues, promoters and artists improve the efficiency of their operations, increase ticket sales and better engage with their customers. Our easy-to-use platform includes tools to generate website ticket sales, branded emails, print-at-home tickets, and box office and ticket scanning capabilities. Our ticketing solution also integrates with mobile and social media platforms, enabling social buying, sharing, rewarding, tracking, auto-tweeting and auto-publishing.

Cvent Supplier Network

The Cvent Supplier Network connects event and meeting planners to a comprehensive and searchable global marketplace of more than 218,000 hotels and other event venues. We believe that we operate the world’s largest network dedicated to hotels and unique venues that host events and meetings, with more than 1.2 million RFPs submitted through our system during 2013. Event and meeting planners can access our CSN website at no cost and can quickly search for venues based on very granular, meeting space-specific search criteria, while hotels and venues have the ability to receive and respond to RFPs in a far more efficient manner than RFPs sent through non-automated, non-standardized channels. We have proactively identified and created profiles for every hotel and venue in our database, at no cost to the facility. However, venues can increase their visibility among our users by purchasing annual or multi-year marketing packages, and hotels from major chains and brands around the world currently leverage such opportunities in our CSN to varying degrees.

We estimate that in 2013 planners sought to source approximately $6.5 billion of business to hotels and venues through the CSN as compared to $4.7 billion in 2012, $3.2 billion in 2011, $2.4 billion in 2010, $613 million in 2009 and $47 million in 2008.

This estimate is based on the number of participant days and room days requested and (i) the average daily hotel room rate of all awarded proposals to RFPs transmitted through our CSN for such year and (ii) a five-year average daily food and beverage rate where applicable. This food and beverage average assumes any RFPs with meeting space consist of a morning break, afternoon break, and lunch. This estimate is premised on RFPs transmitted by planners in each year including those that were never responded to, and may not reflect the actual transactions that ultimately took place, which we generally expect are lower in total dollar value than the estimate above. While we do not earn revenue from our role in facilitating the introduction of the parties to these transactions through the transmission of the RFPs, we believe that the total estimated value of unique RFPs provides an indication of the growing scale and importance of our CSN network.

In addition to hotel listings from major chains, including Marriott, Starwood, Hilton and Hyatt, the Cvent Supplier Network also contains profiles for some of the world’s most celebrated and distinguished venues, such as London’s Natural History Museum, Wembley Stadium, The Louvre, Musée d’Orsay, Yankee Stadium, Radio City Music Hall, Fenway Park, Madison Square Garden and Beijing’s National Museum of China. While not all of the venues listed on our network have necessarily hosted an event that was sourced through our CSN or managed events using our event planner solutions, all of these venues are listed within our CSN database as potential locations for event and meeting planners to consider.

Aside from the standard listings and annual marketing packages available via the Cvent Supplier Network, hotels and venues can take advantage of additional advertising inventory and models. For example, venues can pay fees to be prominently featured in the Cvent Destination Guide, which is an online resource for planners researching potential destinations for upcoming meetings. The Cvent Destination Guide features over 1,000 destinations around the world to provide planners with useful, destination-specific information and key statistics. Hotels and venues that secure a placement on their market’s Cvent Destination Guide benefit from increased visibility among an audience of planners and the ability to create additional brand awareness.

The CSN is available with the same functionality to users of our paid subscription event and meeting planner platform solutions as well as to event and meeting planners that simply visit the CSN site and establish a free user account.

Our Event and Meeting Planner Customers

As of December 31, 2013, we had more than 6,900 event and meeting planner customers. We also had 60,000 active user event and meeting planners that freely access CSN, some of which also have a paid subscription to our other event and meeting planner solutions. We consider an event planner user to be “active” if such user accessed their account within 12 months preceding the date of measurement. Their industry profile spans across clients in the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive verticals, as well as trade associations, government agencies and universities. In each of the years ended December 31, 2011, 2012 and 2013, no event and meeting planner customer represented more than 1% of our revenue for that year. The following table sets forth a list of selected clients as of December 31, 2013 by customer segment:

Corporate
Aimia Proprietary Loyalty (formerly Carlson Marketing)	Merck KGaA
Corporate Executive Board	Visa
Edwards Lifesciences	Walmart
Incisive Media	WellPoint Health Networks
Maritz Travel Company

Association	Education
AARP	Bucknell University
Institute of Electrical and Electronics Engineers	New York University
National Comprehensive Cancer Network	Penn State University
Pepperdine University

Our Hotel and Venue Customers

As of December 31, 2013, more than 5,700 hotels and venues purchased annual or multi-year marketing solutions from us. In 2013, 2012 and 2011, no hotel or venue customer represented more than 1% of our revenue for that year. The following table sets forth a list of selected hotel and venue customers as of December 31, 2013:

Carlson Rezidor Hotel Group	Kimpton Hotels
Fairmont Hotels	Marriott
Hilton	Millennium Hotels
Hyatt	Starwood
IHG (InterContinental Hotels Group)

In addition to the paid marketing relationships with hotels and venues, over 14,000 individual hotel properties, including two major U.S. hotel chains, have integrated our software into their back-end IT systems.

Sales and Marketing

We sell our platform primarily through our direct sales team. The sales and marketing departments are two of our largest divisions by head count. We also work with affinity and chapter partners that typically endorse our services worldwide, including leading global travel management and event planning associations.

We have been refining our grassroots approach to sales and marketing for more than a decade, with a focus on generating high quality sales leads to secure new business. For example, during year ended December 31, 2013, we conducted more than 220,000 aggregate prospect interactions, including more than 1,100 large group luncheons and in-person events to meet and educate prospects about our products, as well as more than 2,400 online group demonstrations for potential and existing customers. We also employ a variety of other sales and marketing initiatives, including sponsoring and participating in user conferences, trade shows and industry events; online advertising; managing our own blogs relevant to the industry; hosting webinars; public relations efforts; and social networking. While we believe all of these methods are effective for generating sales leads and attracting new business, we continue to explore other ways to reach customers and prospects, including video marketing, creative social media initiatives and content marketing.

Partnerships and Industry Associations

We have established partnerships with a number of major travel solutions providers, conference and event managers, and expense management companies, including HelmsBriscoe, ConferenceDirect and Concur. Through these partnerships, we refer their products to our existing customers and receive referrals of their existing customers.

We also partner with many leading associations in both the meetings and hospitality industries including Meeting Professionals International (MPI), Association of Corporate Travel Executives (ACTE) and Destination Marketing Association International (DMAI). We have built and maintained strong relationships with these organizations and work closely with them to co-market to meeting planners and hoteliers through a variety of initiatives, including attending and speaking at industry events and hosting educational forums and thought leadership sessions for their members. In most cases, these, and other industry partners, including hundreds of chapter organizations, are our customers and use our solution, giving us strong market and brand credibility.

Our Technology

We deliver our solutions using a cloud-based software-as-a-service model that we developed. This affords our clients quick, easy and near global reach of our solutions. Our cloud-based delivery model also limits involvement from our clients’ technical teams, and reduces implementation time and costs. We have developed a multi-tenant architecture and a secure, scalable and highly available technology platform that provides a high degree of customization to allow each customer to configure the business process workflow, branding and user interface to best meet their individual needs.

The architecture, design, deployment and management of our cloud-based platform are focused on the following:

Multi-Tenant Architecture. Our multi-tenant architecture enables all customers to be on the same version of our solutions. When we improve existing functionality, all customers receive the benefit of the new version at the same time.

Secure, Scalable and Highly Available Technology Platform. Our clients often rely on our solutions for their most important and largest events and meetings. To meet their demanding expectations, we designed a technology platform that is secure, scalable and highly available. We regularly review the key facets of our platform, making regular improvements and enhancements to keep pace with growth and technology evolution.

We maintain a comprehensive security program designed to protect our systems and our clients’ data. We also select service providers who adhere to best practices and industry standards, such as Statement on Standards for Attestation Engagements No. 16, or SSAE 16, whenever possible. Writing secure code is an integral part of our software development methodology, as well. We augment this practice with regular application and network security testing and periodic manual, third-party application and network penetration testing.

We designed our software and systems to handle substantial growth in users and data without requiring significant re-engineering. For example, our Event Management system processed over three times as many registrations in 2013 as compared to 2007, and it managed the additional scale without having to significantly alter our investment in hardware as a percentage of revenue.

We primarily host our solutions from a third-party data center in Ashburn, Virginia. Within the data center, our network, server and storage infrastructure is highly redundant and fault-tolerant, and is continuously monitored by both automated systems, as well as a dedicated operations team. We also have a standby data center that is available in case the primary data center is not functioning for any reason.

Integrated Real-Time Analytics Capabilities. Our platform’s analytics and reporting capabilities allow clients to derive powerful, real-time insights. Hundreds of standard reports along with a robust, proprietary custom reporting engine allow clients to more easily recognize shifts in attendee sentiment, identify potential issues and make well-informed decisions. This insight enables better event organization and enhances future event return on investment. Our integrated analytics and reporting capabilities also allow our clients to more efficiently and accurately audit their event and meeting spending. By providing these features, we enable our customers to control their budgets and ensure their compliance with regulations in their respective industries.

Mobile and Ticketing Offerings

Our mobile and ticketing products are hosted on leading infrastructure-as-a-service platforms. These third-party services allow us to rapidly scale computing resources up or down as demanded. This flexibility is advantageous due to the highly variable usage of mobile event applications and online ticket sales, allowing us to minimize capital expenditures.

With respect to mobile offerings, we generally focus on native mobile event apps, primarily for iOS and Android devices. This strategy allows us to create apps for clients that function effectively, even in environments with weak, saturated or non-existent Internet connectivity. We designed our mobile application platform to facilitate rapid creation of mobile event apps, while still allowing a high degree of individual app customization.

Product Development

Our research and development effort is focused both on developing new software and on improving our existing products. Our engineering team works closely with customers and event attendees to identify their current and future needs. We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customer and improving our competitive position. We supplement our own research and development effort with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products. Our U.S. and India personnel develop our products on a nearly continual basis, five days a week.

Our research and development expenses totaled $11.2 million, $7.6 million, and $4.2 million, representing 10%, 9%, and 7% of our revenue, for the years ended December 31, 2013, 2012, and 2011, respectively. We plan to continue to significantly invest resources for our research and development efforts.

Competition

We operate in an intensely competitive market that is characterized by constant change and innovation. Our competition includes:

•	existing manual, paper and spreadsheet-based systems that corporate personnel employ to organize events by themselves in a fragmented manner. For example, a significant number of planners process registrations by asking attendees to fill out PDF forms and aggregate that information manually using various office tools. They also frequently lack the ability to process registration payments online. Venue searches and bookings are often processed either by phone or email, while tracking of budget and expense is done on an ad-hoc basis through spreadsheets;

•	event and meeting management firms such as The Active Network, primarily through its StarCite business that it acquired in 2012;

•	online event registration vendors focused primarily on consumer ticketing such as Eventbrite; and

•	small and large companies that offer point solutions that compete with some of the features present in our platform, such as registration management, travel management, venue bookings, web survey providers, email marketers and mobile app developers.

We believe that we generally compete favorably with our competitors because of the features and performance of our various offerings, the ease of integration of our solutions with the technological infrastructures of both event planners as well as the venues and the incremental return on investment that our platform offers to our customers.

Customer Support

Our customer support organization is available to our event management subscription customers 24 hours per day, seven days per week and can be contacted via phone, email and the internet during the subscription period. We also provide similar support for CSN, mobile and survey customers during regular business days. As of December 31, 2013, we had 280 employees dedicated to customer support and professional services in our locations in the United States and India. We also maintain an online knowledge database and utilize extensive video training that is available on-demand to our customers during the subscription period.

Intellectual Property

Our ability to protect our intellectual property, including our technology, is and will be an important factor in the success and continued growth of our business. We primarily protect our intellectual property through trade secrets, copyrights, trademarks and contracts.

Some of our technology relies upon third-party licensed intellectual property incorporated into our software solutions. We are not materially dependent upon these third-party providers.

We own U.S. registered trademarks for CVENT, CVENT.COM, REACH THE RESPONSE, CROWDCOMPASS and CROWDTORCH. We have pending trademark applications for CVENT, CROWDCOMPASS and CROWDTORCH in the European Union, Canada, Australia and China. In addition, TicketMob LLC, our subsidiary, owns U.S. registered trademarks for TICKETMOB, LAUGHSTUB, TUNESTUB and ELECTROSTUB. We also have one patent application pending in the United States.

We have also established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.

For important additional information related to our intellectual property position, please review the information set forth in “Risk Factors—Risks Related to Our Business and Industry.”

Regulation

Although we do not believe that significant existing laws or government regulations adversely impact us, our business could be affected by different interpretations or applications of existing laws or regulations, future laws or regulations or actions by domestic or foreign regulatory agencies. Failure to comply with these and other laws and regulations may result in, among other consequences, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability.

Many jurisdictions impose an obligation on any entity that holds personally identifiable information to adopt appropriate security to protect such data against unauthorized access, misuse, destruction, or modification. Many jurisdictions have enacted laws requiring holders of personal information to take certain actions in response to data breach incidents, such as providing prompt notification of the breach to affected individuals and government authorities. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. We have adopted a system security plan and security breach incident response plans to address our compliance with these laws.

For important information related to government regulation of our business, please review the information set forth in “Risk Factors—Risks Related to Our Business and Industry.”

Geographic Areas

For information with respect to our geographic markets, see note 13 to our consolidated financial statements included elsewhere in this report.

Employees

As of December 31, 2013, we had approximately 1,450 full-time employees. Of that total, 744 were based in Gurgaon, India; 563 were based in McLean, Virginia; and the remaining were in our various offices in Texas, California, Washington and Oregon. By department, 671 were in sales and marketing (of which 199 were dedicated to development of our proprietary databases), 283 in product development, 75 in technology operations, and 144 in general and administrative. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.

We are proud to offer a global exchange program for our employees, and we encourage our employees from all of our offices to take advantage of this opportunity to work overseas with their counterparts. Under the exchange program, several employees from our U.S. offices spent between four and eight weeks each working in our India office, and a number of our employees from our India office participated in a similar exchange in our U.S. offices. We believe this program offers our employees the opportunity for exciting international travel while also providing valuable work experience. We also believe that this program helps us to foster efficient communication between offices and strengthens and unifies our corporate culture.

Facilities

We currently lease approximately 66,000 square feet of space for our corporate headquarters in McLean, Virginia under a lease agreement that expires in July 2014. We also lease approximately 70,000 square feet of space for our Gurgaon, India office under a lease agreement that expires in April 2018. Both of these offices are used for administrative, marketing, support and development operations. In connection with our sales efforts, we also lease office space in Austin, Texas; Portland, Oregon; Los Angeles, California; and London, England.

In October 2013, we signed a new lease for office space in McLean, VA that will replace our corporate headquarters when that lease expires in 2014. The new lease is for a fixed 11-year term with options for two additional renewal terms of five years each. The new lease will cover approximately 129,000 square feet of office space. We expect to occupy our new headquarters beginning in August 2014, subject to completion of upgrades and other agreed upon pre-occupancy preparation.

We believe that our current facilities and planned expansion will be adequate for the foreseeable future; however, we will continue to seek additional space as needed to accomodate our growth.

Legal Proceedings

From time to time, we may become involved in legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

Company Information

We were incorporated in 1999 as a Delaware corporation. As of December 31, 2013, we had more than 1,450 employees at our operations in the United States, India and the United Kingdom. Our headquarters are located at 8180 Greensboro Dr., 9th Floor, McLean, VA 22102, and our telephone number is (703) 226-3500. You can access our website at www.cvent.com. In addition, we maintain a Facebook page at www.facebook.com/cvent and a Twitter feed at www.twitter.com/cvent. Information contained on, or that can be accessed through, our website, Facebook page, or Twitter feed or other social media sources does not constitute part of this Annual Report on Form 10-K.

Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Item 1A. Risk Factors

Our financial and operational results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including general economic and business risks, that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

We are substantially dependent upon customer renewals, the addition of new customers and the continued growth of the market for cloud-based event and meeting management platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of our cloud-based event and meeting management platform. During the years ended December 31, 2013, 2012, and 2011, 70%, 70% and 73%, respectively, of our total revenue was derived from our cloud-based event and meeting management platform. The market for event and meeting management software is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable event and meeting planners and hotels to address their respective needs. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically.

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

Our head count and operations have grown, both domestically and internationally, since our inception. In particular, during the year ended December 31, 2013 alone, we have added over 360 full-time positions. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our platform offerings and continued expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We currently maintain offices and have sales personnel in the United States, the United Kingdom and India, and we are exploring opening additional international offices. Any international expansion efforts that we may undertake may not be successful. In addition, conducting more extensive international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	unexpected costs and errors in the localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	challenges posed by different pricing environments and different forms of competition;

•	lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing technology partners; differing technology standards;

•	difficulties in collecting accounts receivable; difficulties in managing and staffing international operations;

•	varying expectations as to employee standards; fluctuations in exchange rates that may increase the volatility of our foreign based revenue and costs; potentially adverse tax consequences, including arising from the complexities of foreign value added tax (or other tax, including transfer pricing) systems and restrictions on the repatriation of earnings;

•	an uncertain political and economic climates;

•	reduced or varied protection for intellectual property rights in some countries.

These factors and other related issues may cause our costs of doing business in new geographies to exceed the existing costs of our comparable operations in the United States and India. Operating in new international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition.

We have significant operations in India. As of December 31, 2013, 744 of our approximately 1,450 employees were based in India. Operating in India requires substantial resources and management attention and subjects us to economic, political and operational risks that are different from those in the United States. For example, there have been armed conflicts between India and neighboring Pakistan. Also, extremist groups within India and neighboring Pakistan have from time to time targeted Western interests. Other risks specific to our operations in India include, but are not limited to, difficulty with responding to changes in economic conditions that may include inflation and fluctuations in exchange rates and interest rates; problems that impair our business infrastructure, such as telephone system failure or an international disruption of our information technology systems by a third party; failure to act in accordance with labor, environmental, health and safety standards and regulations; and the need to increase the levels of our employee compensation more rapidly than in the past to retain talent. If any of these risks materialize, our business, results of operations and financial condition may be materially adversely affected.

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

Our failure to protect our intellectual property, in the United States and abroad, could harm our business and operating results.

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

Effective trademark, trade secret, patent, copyright and domain name protection is expensive to develop and maintain, and the costs of defending our rights may be significant. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and may be successfully challenged, invalidated, circumvented, infringed or misappropriated. For example, in the past, competitors in both the United States and foreign jurisdictions have infringed our trademark rights and infringed our copyright rights and we have incurred varying levels of costs to respond to such infringement. Over time, we may increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Some aspects of our business and services also rely on technologies, software and content developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is potentially expensive and may not be successful, or which we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage.

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

Our competitors vary with each challenge that our event and meeting management solutions address, and include providers of point solutions for email marketing, event registration, ecommerce payments, budgeting, web surveys, web content management, scheduling, room and table assignments, name badging, mobile app development and social media. If individual point solutions become less expensive, we may face general pricing pressure. For example, if mobile app development increases significantly and as a result developers reduce their fees, we may be forced to reduce the fees that we charge for our mobile event apps to remain competitive.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have; be able to devote greater resources to the development, promotion, sale and support of their products and services; have more extensive customer bases and broader customer relationships; and have longer operating histories and greater name recognition.

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

In the past we have completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We have acquired businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. The potential pursuit of additional acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are completed.

If we acquire additional businesses, we may be unable to assimilate or integrate the acquired personnel, operations or technologies successfully, effectively manage the combined business following the acquisition and our management may be distracted from operating our existing business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to the following:

•	unanticipated costs or liabilities associated with the acquisition; incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to integrate or implement additional controls, procedures and policies;

•	challenges caused by distance, language and cultural differences;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	the inability to recognize acquired revenue in accordance with our revenue recognition policies and the loss of acquired deferred revenue;

•	the use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

Acquisitions may also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. If an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition.

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

Any significant disruption in service on our websites, mobile applications or in our computer systems, could damage our reputation and result in fees to customers or a loss of users, which would harm our business and operating results.

Our websites, mobile applications and computer systems, the majority of which are hosted by third-party providers, are a critical component of our business. We have experienced limited interruptions in these systems in the past, including server failures that temporarily slowed down the performance of our websites and mobile applications, and we may experience more significant interruptions in the future. Regardless of cause, any interruptions in these systems, could affect the security or availability of our services on our websites and mobile applications and prevent or inhibit the ability of our customers and event and meeting registrants to access our services. Problems with the reliability or security of our systems could also harm our reputation or result in substantial costs to remedy these problems, any of which could negatively affect our business, results of operations and financial condition.

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

We are dependent in part upon our relationships with our strategic partners to sustain the flow of business through the Cvent Supplier Network.

Our access to certain customers is facilitated in some cases by strategic partner relationships with certain companies. If these strategic partners terminate or do not renew their relationships with us, it could have a negative effect on revenue for sales of our event management software solutions. Approximately 59% of the RFPs transmitted to hotels and venues through our CSN during the year ended December 31, 2013 originated from event planners introduced to us through these partnerships. As such, the loss of several of these partnerships would greatly diminish the value of the CSN.

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

We have incurred a significant accumulated deficit in prior periods, in large part due to accretion of redemption features on previously outstanding preferred stock in those periods. We experienced a net loss of $3.2 million for the year ended December 31, 2013, and have an accumulated deficit as of December 31, 2013 of $23.0 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platform, develop new solutions and comply with the requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business, particularly with respect to our marketing solutions, are unproven, and any failure to increase our revenue or generate revenue from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In order for us to improve our operating results, it is important that our event and meeting management customers renew their subscription agreements and our hotel and venue advertisers renew their advertising agreements with us when the initial term expires, as well as purchase additional solutions and advertising from us. We offer our event and meeting management solutions primarily through annual and multi-year subscription agreements and our hotel and venue marketing solutions primarily through a mix of single-year and multi-year arrangements. In some cases, our customers have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with any of our customers at the same or higher contract value. Some agreements also contain a termination right for the customer in the event of customer dissatisfaction with our services because of substantial nonperformance that remains uncured by us. In addition, some of our customer contracts allow for a termination for convenience. Our ten largest event and meeting management customers and our largest ten hotel and venue advertising customers during the years ended December 31, 2013 and 2012 represented 3% of our total revenue during those periods. If our customers do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions or advertising, our revenue may decline, and our operating results would likely be harmed.

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

Our revenue has grown rapidly over the past few years. We may not be able to sustain this level of growth in future periods, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Further, a portion of our revenue growth in the years ended December 31, 2013 and 2012 resulted from acquisitions and not organic growth. We may not complete acquisitions in the future that increase our revenue at the same rate as in prior periods. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete the acquisitions we do identify as worth pursuing. If we are unable to maintain an adequate rate of growth, our business will be adversely affected and we may not maintain profitability.

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

We produce our consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully as a publicly traded company.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The primary factors contributing to the material weakness, which relates to our control environment and financial statement close process, were:

•	We have ineffective entity level and process level controls impacting the preparation and review of our consolidated financial statements. We have ineffective monitoring and management oversight of the financial reporting control environment and ineffective process level controls related to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. Specifically, we determined that we had significant deficiencies related to inappropriately designed and ineffective controls over our cut off procedures, reviews of account reconciliations and account analyses, and ineffective controls related to the preparation and review of our financial statements, all of which, in the aggregate, were determined to be a material weakness in internal control over financial reporting as of December 31, 2013.

•	We did not have adequate policies and procedures in place to ensure the effective design and operation of general IT controls over our financial reporting systems. Specifically, we identified deficiencies in internal controls related to access to programs and data, and program development and changes, which we consider in the aggregate to be a material weakness, due to the inability to rely on certain system generated reports and application controls.

As previously disclosed, in connection with the preparation of our consolidated financial statements for the years ended December 31, 2012 and 2011, we determined that we had significant deficiencies related to our review of equity transactions, controls related to the preparation and review of our tax provision and the operation of our financial reporting controls, all of which aggregated to a material weakness in internal control over financial reporting.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. In March 2014, we hired a Sarbanes-Oxley, or SOX, Manager to assist us in our remediation efforts and in our efforts to improve our control environment. We expect to complete the development and formal documentation of our policies and procedures relating to our internal controls by the end of 2014; however, we cannot provide any assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014, or that our registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

Although we believe these controls, once properly designed and implemented, will be effective, we have not performed an evaluation of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses, in addition to those discussed above, may have been identified.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Our qualification as an emerging growth company may last for up to five years following our IPO on August 8, 2013.

During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

As a result of various factors including, in part, the identified material weaknesses in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of December 31, 2013 were ineffective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC.

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

If our efforts to remediate these material weaknesses are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures.

Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the New York Stock Exchange, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have these existing material weaknesses or other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

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

We are not currently required to comply with Securities and Exchange Commission rules that implement Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. At such time as we cease to be an “emerging growth company,” as defined by the JOBS Act, we will be required to comply with Section 404. We may subsequently identify material weaknesses or significant deficiencies in addition to those previously identified that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our operating results and financial condition.

Changes in financial accounting standards or practices, or our application of those standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. In addition, we may have flexibility to choose among multiple accounting methods that are generally accepted. Changes to existing rules, our application of those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We may have difficulty scaling and adapting our existing infrastructure to accommodate increased traffic and storage demands, technology advances or customer requirements, which could cause delays or service interruptions and adversely affect our operating and financial results.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2021 for both federal and state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. For example, we had an “ownership change” under Section 382 in 2001. Future issuances of our stock could cause an “ownership change.” It is possible that an ownership change in connection with any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

Revenue from our solutions for event and meeting planners has historically constituted the majority of our revenue and represented 70% of our total revenue for both the years ended December 31, 2013 and 2012. Event and meeting planners can be found in a range of corporate departments, which makes it difficult to identify prospective planner customers. Since our formation, we have proactively and systematically worked to identify potential event planner customers. However, we cannot guarantee that we will be able to continue to identify new event planner customers, and the effort to identify new event planner customers will be more costly and time-consuming than seeking marketing contracts with new and existing venue customers.

If the estimates and assumptions we use to determine the size of our target market, customer groups or the verticals within customer groups are inaccurate, our future growth rate may be limited and our business would be harmed.

We calculate the size of our target market, customer groups and verticals within customer groups, based on data published by third parties and on internally generated data and assumptions. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size information is generally reliable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of future opportunities within our target market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this report. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which would harm our business.

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

Risks Related to this Securities Market and Ownership of Our Common Stock

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

Prior to our initial listing of our common stock on the New York Stock Exchange on August 9, 2013 in connection with our IPO, there was no public market for shares of our common stock. We cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult to sell shares without depressing the market price for the shares or to sell your shares at all.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our initial and secondary offerings. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Based on the total number of outstanding shares of our common stock as of December 31, 2013, we have 40,409,791 shares of common stock outstanding. Of this amount, 24,810,063 shares are currently subject to lock-up agreements signed in connection with our secondary offering, which was closed on January 23, 2014. These shares, subject to the provisions of Rule 144 or Rule 701, will be eligible for sale in the public market upon the expiration of lock-up agreements after April 16, 2014.

Additionally, the holders of an aggregate of approximately 28,400,000 shares of our common stock will continue to have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 60% of our outstanding common stock assuming the underwriters do not exercise their right to purchase any additional shares. These persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel devote substantial time to our public company requirements, which diverts attention from operational and other business matters. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will increase when we are no longer an “emerging growth company,” as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

As a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance on the terms that we would like as compared to prior periods when we were a privately-held company. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We may invest or spend the proceeds from our recent initial and secondary public offerings in ways with which you may not agree or in ways which may not yield a return.

Our management will have considerable discretion in the application of the net proceeds from our initial and secondary public offerings, and you will not have the opportunity, as a stockholder, to assess whether the proceeds are being used appropriately. The net proceeds may be invested with a view towards long-term benefits for our stockholders and this may not increase our operating results or market value. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 66,106 square feet of space for our corporate headquarters in McLean, Virginia under a lease agreement that expires in July 2014. We also lease approximately 70,000 square feet of space for our Gurgaon, India office under a lease agreement that expires in April 2018. Both of these offices are used for administrative, marketing, support and development operations. In connection with our sales efforts, we also lease office space in Austin, Texas; Portland, Oregon; Los Angeles, California; and London, England.

In October 2013, we signed a new lease for office space in McLean, Virginia that will replace our corporate headquarters when that lease expires in 2014. The new lease is for a fixed 11-year term with options for two additional renewal terms of five years each. The new lease will cover approximately 129,000 square feet of office space. We expect to occupy our new headquarters beginning in August 2014, subject to completion of upgrades and other agreed pre-occupancy preparation.

We believe that our current facilities and planned expansion facilities will be adequate for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results. The information set forth under Legal Proceedings in Note 11 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price

Our common stock commenced trading on the New York Stock Exchange under the symbol “CVT” on August 9, 2013. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ended December 31, 2013
Fourth quarter	$40.60	$30.49
Third quarter (from August 9, 2013)	$46.13	$30.01

Holders

As of March 18, 2014, there were approximately 165 holders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of March 18, 2014.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain any earnings for use in the development of our business and for general corporate purposes. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors.

Use of Proceeds from Sale of Registered Equity Securities

August 2013 Initial Public Offering

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

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus relating to that offering dated August 8, 2013. We invested the funds received in registered money market funds. We have not yet used any of the proceeds.

January 2014 Follow-On Public Offering

On January 16, 2014, our Registration Statements on Form S-1, as amended (Reg. Nos. 333-193188 and 333-193400) were declared effective in connection with the follow-on public offering of our common stock, pursuant to which we and the selling stockholders in such transaction registered the sale of an aggregate of 6,072,000 shares of our common stock, 747,500 shares of which were sold by us and 5,324,500, including the underwriters’ over-allotment sold by the selling shareholders, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and, as a result, we received net proceeds of approximately $24.7 million after underwriters’ discounts and commissions of approximately $1.1 million and additional offering-related costs of approximately $740. We did not receive any proceeds from the sales of shares by the selling stockholders. The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.

We paid $740 of the offering expenses of the selling stockholders in the offering (other than their underwriting discounts and commissions, which they paid directly). Other than these payments, we made no payments directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive the proceeds until the closing on January 23, 2014, which occurred after the end of the period covered by this Annual Report on Form 10-K. Accordingly, we had not used any of the proceeds of the offering as of December 31, 2013.

The principal purposes of the offering were to facilitate an orderly distribution of shares for the selling stockholders in the offering and increase our public float. We currently have no specific plans for the use of a significant portion of the net proceeds to us of the offering. However, we anticipate that we will use the net proceeds to us from the offering to pay certain expenses of the selling stockholders in that offering and for working capital and general corporate purposes, including further expansion of our operations and product development. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) dated January 16, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

The following table provides information as of December 31, 2013 about the securities authorized for issuance under our equity compensation plans, consisting of our Stock Incentive Plan (the “1999 Plan”) and our 2013 Equity Incentive Plan (the “2013 Plan”). All of our equity compensation plans were adopted with the approval of our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders(1)	3,631,272	(2)	$5.78	(2)	4,921,792
Equity compensation plans not approved by stockholders	—		—		—
Total	3,631,272		$5.78		4,921,792

(1)	Our 2013 Plan provides that on January 1 of each fiscal year commencing in 2014, the number of shares authorized for issuance under the 2013 Plan is automatically increased by a number equal to the lesser of (i) four million (4,000,000) shares, (ii) five percent (5%) of the outstanding shares of common stock as of the last day of our immediately preceding year, or (iii) such other amount as our Board may determine. On January 1, 2014, the shares available for issuance increased 2,010,384 pursuant to this automatic share reserve increase provision.
(2)	Includes 318,369 shares of common stock underlying options that were exercised prior to vesting pursuant to an early exercise feature. Excludes 7,555 shares of common stock underlying restricted stock units issued to our non-management directors and employees.

Stock Performance Graph

This chart compares the cumulative total stockholder return on our common stock with that of the NYSE Composite index and the NASDAQ Computer index. The chart assumes $100 was invested at the close of the market on August 9, 2013 (the date our common stock first commenced trading on the New York Stock Exchange) in our common stock, the NYSE Composite index and the NASDAQ Computer index. The comparison assumes reinvestment of dividends. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2013

None.

Use of Proceeds from Sale of Unregistered Equity Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2013 2012, and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements that are included elsewhere in this report. The following selected consolidated balance sheet data as of December 31, 2011 are derived from our audited consolidated financial statements that are not included elsewhere in this report. The following selected consolidated financial data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our unaudited consolidated financial statements and are not included in this report.

Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

Consolidated Statement of Operations Data

				Unaudited
	2013	2012	2011	2010	2009
	(in thousands)
Revenue	$111,136	$83,474	$60,854	$45,060	$31,837
Cost of revenue(1)	32,262	20,523	16,660	10,122	7,206

Gross profit	78,874	62,901	44,194	34,938	24,631
Operating expenses:
Sales and marketing(1)	48,405	35,873	29,305	18,227	12,302
Research and development(1)	11,190	7,605	4,172	2,201	1,605
General and administrative(1)	21,218	11,523	8,422	6,946	5,883

Total operating expenses	80,813	55,001	41,899	27,374	19,790

Income (loss) from operations	(1,939)	7,900	2,295	7,564	4,841
Interest income	1,015	811	270	111	114

Income (loss) from operations before income tax expense	(924)	8,711	2,565	7,675	4,955
Provision for income taxes	2,315	4,406	2,749	2,932	1,641

Net income (loss)	$(3,239)	$4,305	$(184)	$4,743	$3,314

Net income (loss) per common share:
Basic	$(0.13)	$0.13	$(0.01)	$0.28	$0.21

Diluted	$(0.13)	$0.12	$(0.01)	$0.14	$0.09

Weighted average common shares outstanding:
Basic	25,290	33,167	16,758	17,194	15,971
Diluted	25,290	34,791	16,758	33,914	36,946

(1)	Stock-based compensation expense included in the above:

	Year ended December 31,
	2013	2012	2011	2010	2009
Cost of revenue	$1,046	$762	$690	$33	$62
Sales and marketing	2,306	2,895	2,376	57	105
Research and development	609	539	373	9	16
General and administrative	772	1,010	512	12	23

Total stock-based compensation expense	$4,733	$5,206	$3,951	$111	$206

Consolidated Balance Sheet Data

				Unaudited
	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash, cash equivalents and short-term investments, net of restricted cash	$157,766	$26,170	$26,485	$19,315	$10,035
Total current assets	202,583	61,320	48,764	36,806	21,610
Total assets	235,836	90,030	58,441	45,376	28,314
Deferred revenue	65,203	51,554	37,293	29,362	19,687
Total current liabilities	89,068	68,747	45,189	34,022	22,188
Total non-current liabilities	4,730	2,553	1,086	992	956
Stockholders’ equity	142,038	18,730	12,166	10,362	5,170

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Consolidated financial data referenced in this section for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Our event and meeting planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual and multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise events and meetings including external events, such as conferences, tradeshows, and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. As of December 31, 2013, we had over 6,900 event and meeting planner customers. Our event and meeting planner customers used our event management solutions to execute more than 206,000 events and meetings and managed 8.7 million registrations during the year ended December 31, 2013. Revenue from our event and meeting planning platform subscription solutions were $77.5 and $58.7 million during the years ended December 31, 2013 and 2012, respectively, or 70% of our total revenue during those periods. We generally recognize revenue from these contracts ratably over the term of the contract.

On the other side of the event value chain, hotels and venues utilize our online marketing solutions to generate more visibility with ready-to-transact event and meeting planners. Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with more than 218,000 venues in our proprietary database. We believe that our CSN contains the world’s largest, most accurate and searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual and multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in our CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. As of December 31, 2013, we had approximately 60,000 active CSN event and meeting planner users compared to the approximately 50,000 active CSN event and meeting planner users as of December 31, 2012. The CSN is available with the same functionality to users of our paid subscription event and meeting platform solutions as well as to event and meeting planners that simply visit the CSN site and establish a free user account. All of these users have the ability to submit RFPs to hotels and venues free of charge using the CSN. We consider an event and meeting planner to be “active” if such user accessed their account within the 12 months preceding the date of measurement. As of December 31, 2013, we had more than 5,700 hotel and venue customers paying for marketing solutions. Event planners transmitted approximately 1.2 million RFPs for events requiring approximately 20.9 million room nights during the year ended December 31, 2013. Revenue from our marketing solutions were $33.6 million and $24.7 million during the years ended December 31, 2013 and 2012, respectively, or 30% of our total revenue during those periods.

We were established in 1999 as a provider of event registration software to event and meeting planners. During the steep economic downturn in the technology sector from 2000 to 2002, we faced initial macroeconomic setbacks to our business and endured substantial austerity. We believe our early struggles have resulted in a strong culture of teamwork and entrepreneurial spirit. We have also evolved during that period from an event registration and event marketing software provider to a comprehensive platform solution covering the entire event value chain starting from venue sourcing to collecting online feedback from attendees.

Our revenue has increased from $26.1 million during the year ended December 31, 2008 to $111.1 million during the year ended December 31, 2013. We first launched our CSN in 2008, and revenue from advertising solutions has grown from an immaterial percentage of total revenue during the year ended December 31, 2008 to 30% of total revenue during each of the years ended December 31, 2013 and 2012. Although we have experienced substantial growth in revenues in recent years, we are dependent on attracting new event and meeting planner customers and new marketing customers to sustain a similar level of growth in future periods.

Although we have historically grown our business organically, we acquired three small complementary businesses during the year ended December 31, 2012. In January 2012, we acquired Seed Labs LLC, now branded as our CrowdTorch product, to develop our mobile app capabilities for consumer events. In June 2012, we acquired CrowdCompass, Inc. to develop our mobile app capabilities for business events. In December 2012, we acquired TicketMob LLC to develop our ticketing capabilities. We expect to maintain our focus on organic growth in the future and may pursue opportunistic acquisitions that add complementary technology or expand our geographic footprint. We have also see an encouraging demand for mobile applications within our existing and new event planning customers.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 10% and 9% for years ended December 31, 2013 and 2012, respectively. However, we believe our market opportunity is global, and we expect that international revenue will grow as a percentage of our total revenue in future periods as we place increasing emphasis on developing that element of our business. To support our international expansion and to increase global sales for all of our solutions, we opened our first European sales office in London in May 2013 and ultimately plan to expand our sales force in Europe. We also plan to introduce select European and Asian language planner interfaces in future periods to strengthen our penetration within European and Asian event and meeting planner markets.

We believe an important element of our past success has been the effective use of our India office. As of December 31, 2013, we employed over 740 personnel in India, replicating nearly every U.S.-based business division there, as well as additional functions unique to our India operations. Our India operations help us accomplish three business objectives: (i) near-continuous technical development and customer service, (ii) worldwide geographic reach for marketing efforts and (iii) building and maintaining our proprietary databases. Combining the resources of our U.S. and India operations, we are able to continue technical development and customer support throughout the normal business hours of each region. In addition, our India office houses the majority of our marketing personnel for the Asia-Pacific and Europe, Middle East and Africa regions. Finally, we leverage our Indian operations to build our large event planner contact database and to research and maintain more than 218,000 venues on our CSN. We are able to benefit greatly from the labor and infrastructure cost advantages of the region and accomplish many critical business tasks in an efficient and cost effective manner.

Since 1999, we have relied on private placements and our initial public offering of capital stock, and cash from operating activities to fund our ongoing operations. In July 2011, three venture capital funds invested $135.9 million in our business. The net proceeds from this transaction were used to repurchase shares held by long-time early angel and venture capital investors as well as from certain members of our senior management. In August 2013, we closed our initial public offering, pursuant to which we received net proceeds of $122.1 million after underwriters’ discounts and commissions and offering-related costs.

Our ability to grow our revenue and capitalize on the significant market opportunity we see for ourselves depends on our ability to get more event planners, hotels and venues to adopt our solutions, grow the number of our solutions being used per customer and expand our geographical presence. In the near-term, although we expect revenue growth, we expect that our cost of revenue and operating expenses will increase as a percentage of revenue. Marketing and sales expenses are also expected to increase as a percentage of revenue, as we continue to expand our direct sales teams, international operations and increase our marketing activities. We believe that we must invest in maintaining a high level of client service and support as we consider it critical for our continued success. As such, we expect to invest in research and development to continue to provide cutting edge solutions for our clients. Finally, we also expect to incur additional general and administrative expenses as a result of both our growth and our transition to becoming a public company.

Key Metrics

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Financial metrics
Revenue	$111,136	$83,474	$60,854
Year-over-year percentage increase	33%	37%	35%
Net income (loss)	$(3,239)	$4,305	$(184)
Cash flows provided by operating activities	$22,064	$23,581	$14,610

Operating metrics
Event registrations processed	8,711	7,325	5,757
Events and meetings managed	206	139	108
Room nights requested	20,930	13,851	9,114
Number of RFPs transmitted	1,239	1,108	825

We monitor the key financial and operating metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations and gauge our cash generation. We discuss revenue and the components of net income (loss) in the sections titled “—Financial Operations Overview” and “—Results of Operations” and cash flows provided by operating activities in the section titled “—Liquidity and Capital Resources.” The other metrics presented are described in further detail as follows:

Event Registrations Processed. We measure event registrations processed as the total number of all attendee registrations executed through our platform in a given period. We believe that the number of event registrations processed and the year-on-year growth rate help us evaluate the scale of events being executed through our software platform. We do not generate revenue on the basis of a fixed percentage per registration. Our pricing model is based on a combination of (i) contracted fees for blocks of registrations with an additional fee being charged for every registration being processed over and above that contracted amount, (ii) annual maintenance fees and (iii) a fee per each additional module sold within our platform, among other considerations. Thus, increases in registrations are a leading indicator of future increases in our revenue. These registrations do not include any tickets/registrations sold on the TicketMob event ticketing platform.

Events and Meetings Managed. We define events and meetings managed as the total number of all events and meetings managed through our platform in a given period. This amount includes all events and meetings using the date the event was created as listed in our system to determine which period the event was first actively managed by our platform. This also includes meetings being tracked on our platform by large enterprise clients for budgeting and management purposes, some of which may be historical meetings. This amount does not include events and meetings identified by the planner as not yet active or deleted or any ticketing events managed on the TicketMob event ticketing platform. We generally do not generate revenue on the basis of a rate per event or meeting. Our pricing model is based on a combination of (i) contracted fees for blocks of registrations with an additional fee being charged for every registration being processed over and above that contracted amount, (ii) annual maintenance fees and (iii) a fee per each additional module sold within our platform. Thus, the total number of events and meetings managed is a leading indicator of our revenue and helps us evaluate the scale being executed through our Event Management or Strategic Meetings Management solutions.

Room Nights Requested. We measure the number of room nights requested by event planners in a given period based on the total number of hotel guest room nights requested in connection with all unique RFPs transmitted through our CSN in such period less known cancelled RFPs. Although planners may submit a unique RFP created on our system to multiple venues, we consider each individual RFP created and transmitted on our system as an RFP representative of only one event. Event planners occasionally create more than one unique RFP for a particular event under certain circumstances, but we believe such behavior is infrequent. In addition, the actual number of room nights purchased in connection with an event from a particular venue may vary from the room nights requested. Nonetheless, we believe that room nights requested is a leading indicator of our online marketplace’s adoption by event planners and its significant network effects. As the number of room nights requested increases, more venues are incentivized to advertise and list in our CSN due to its value proposition for advertisers.

Number of RFPs Transmitted. We calculate the number of RFPs transmitted as the total count of all RFPs sent to all hotels and venues through our CSN during the period excluding events and meetings identified by the planner as cancelled. Most event planners request proposals from multiple venues for a particular event, and this metric reflects the gross level of activity by planners interacting with venues. We believe that the number of RFPs processed through our CSN is a leading indicator of our online marketplace’s adoption by event planners, as it shows the total level of activity on our network. As the number of RFPs transmitted increases, more venues are incentivized to advertise and list in our CSN due to the increased opportunity for venues to connect with planners.

Financial Operations Overview

Revenue

We generate revenue by offering subscriptions to our Event Management platform and providing marketing solutions on the Cvent Supplier Network. From 2011 through 2013, our revenue from our Marketing solutions has increased as a percentage of revenue as follows:

	Year ended December 31,
	2013	2012	2011
Revenue by product:
Platform subscriptions	$77,468	$58,733	$44,379
Marketing solutions	33,668	24,741	16,475

Total revenue	$111,136	$83,474	$60,854

Percentage of revenue by product:
Platform subscriptions	70%	70%	73%
Marketing solutions	30	30	27

Total	100%	100%	100%

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

Our customer contracts are typically not cancellable without cause and typically range in length from one to three years. We generally recognize revenue from platform subscriptions ratably over the term of the agreement. Customers are typically invoiced in advance on an annual or quarterly basis. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription period. We refer to contractual amounts that have not been invoiced as unbilled contract value. Unbilled contract value is not reflected in our consolidated financial statements.

Platform subscription revenue also includes revenue from our mobile event apps, ticketing, and web survey products.

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

We generally recognize the revenue from these marketing solutions over the period the advertisements are delivered. Recently we have also launched new ad types where revenue is recognized on a per-RFP-received-by-customer basis. Customer contracts are typically not cancellable without cause and typically range in length from one to two years. We generally invoice our customers in advance in annual installments. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized as revenue over the contract period. Contractual amounts that have not been invoiced, which we refer to as unbilled contract value, are not reflected in our consolidated financial statements.

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

We maintain a unified software code base for our platform, which we believe improves the efficiency of our research and development activities. Notwithstanding, we expect research and development expenses to increase in the near-term in absolute dollars and as a percentage of revenue as we add new functionality on the platform and expand our cloud-delivery infrastructure.

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

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Revenue	$111,136	$83,474	$60,854
Costs of revenue	32,262	20,573	16,660

Gross profit	78,874	62,901	44,194
Operating expenses:
Sales and marketing	48,405	35,873	29,305
Research and development	11,190	7,605	4,172
General and administrative	21,218	11,523	8,422

Total operating expenses	80,813	55,001	41,899

Income (loss) from operations	(1,939)	7,900	2,295
Interest income	1,015	811	270

Income (loss) from operations before income tax expense	(924)	8,711	2,565
Provision for income taxes	2,315	4,406	2,749

Net income (loss)	$(3,239)	$4,305	$(184)

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Year ended December 31,
	2013	2012	2011
Revenue	100%	100%	100%
Costs of revenue	29	25	27

Gross profit	71	75	73
Operating expenses:
Sales and marketing	44	43	48
Research and development	10	9	7
General and administrative	19	14	14

Total operating expenses	73	66	69

Income (loss) from operations	(2)	9	4
Interest income	1	1	—

Income (loss) from operations before income tax expense	(1)	10	4
Provision for income taxes	2	5	4

Net income (loss)	(3)%	5%	(0)%

Revenue

Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,
	2013		2012		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Revenue by product:
Platform subscriptions	$77,468	70%	$58,733	70%	$18,735	32%
Marketing solutions	33,668	30%	24,741	30%	8,927	36%

Total revenue	$111,136	100%	$83,474	100%	$27,662	33%

Total revenue increased by $27.7 million during the year ended December 31, 2013 compared to the prior year primarily driven by an $18.2 million increase in revenue from sales of products to new customers. Revenue from sales of additional products to existing customers and a full year of revenue for new 2012 customers contributed an additional $18.5 million increase in revenue in 2013. This was partially offset by customers lost during year.

Platform subscription revenue increased in 2013 compared to the prior year primarily due to a $13.6 million increase in revenue from sales of event planning subscriptions to new customers in 2013. Revenue from sales of additional products to existing customers, increased registration usage and a full year of revenue for new 2012 customers contributed $12.1 million in platform subscription revenue in 2013. These amounts were partially offset by customers lost during the year.

Marketing solutions revenue increased in 2013 compared to the prior year primarily due to recognition of revenue from additional marketing solutions, price increases and recognition of a full year of revenue for new 2012 customers of $6.4 million in 2013. Sales of marketing solutions to new 2013 customers contributed an additional $4.7 million in 2013. These amounts were partially offset by customers lost during the year.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 10% and 9% of total revenue for the years ended December 31, 2013 and 2012, respectively. We expect that the proportion of total revenue from outside of North America will continue to grow in the future.

Comparison of Years Ended December 31, 2012 and 2011

	Year ended December 31,
	2012		2011		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Revenue by product:
Platform subscriptions	$58,733	70%	$44,379	73%	$14,354	32%
Marketing solutions	24,741	30%	16,475	27%	8,266	50%

Total revenue	$83,474	100%	$60,854	100%	$22,620	37%

Total revenue increased during the year ended December 31, 2012 compared to the prior year primarily driven by a $13.5 million increase in revenue from sales of products to new customers.

Platform subscription revenue increased during the year ended December 31, 2012 compared to the prior year primarily due to an $8.8 million increase in revenue from sales of event planning subscriptions to new customers in 2012. Revenue from sales of additional products to existing customers, increased number of registrations and a full year of revenue for new 2011 customers contributed $9.2 million in platform subscription revenue during the year ended December 31, 2012. These amounts were partially offset by customers lost during the year ended December 31, 2012.

Marketing solutions revenue increased during the year ended December 31, 2012 compared to the prior year primarily due to recognition of revenue from additional marketing solutions, price increases and recognition of a full year of revenue for new 2011 customers of $5.6 million during the year ended December 31, 2012. Sales of marketing solutions to new 2012 customers contributed an additional $4.7 million during the year ended December 31, 2012. These amounts were partially offset by customers lost during the year ended December 31, 2012.

Our year-over-year revenue growth was moderately affected by our acquisitions during the year ended December 31, 2012. We acquired CrowdTorch in January 2012 and CrowdCompass in June 2012. Aggregate revenue from sales of CrowdTorch and CrowdCompass products included in our consolidated results of operations were $1.5 million during the year ended December 31, 2012. Since we acquired TicketMob upon the close of business on December 31, 2012, we did not recognize revenue in the year ended December 31, 2012 related to that product line.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 9% and 7% of total revenue for the years ended December 31, 2012 and 2011, respectively.

Cost of Revenue

Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,
	2013		2012		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Cost of revenue	$32,262	29%	$20,573	25%	$11,689	57%

Cost of revenue increased primarily due to expansion of our customer service and technology divisions to support the growth of our business. Total headcount in our technology division increased by 44% and customer service division increased by 34% from December 31, 2012 to December 31, 2013, respectively. This contributed $7.3 million of additional expense in 2013 related to cost of revenue. Amortization of capitalized software and acquired technology contributed to an increase of $1.3 million. Credit card processing fees contributed approximately $0.9 million primarily because of fees paid to merchant A/C providers of our ticketing software. Increases in technology costs of $0.7 million and overhead cost of $0.9 million further contributed to the increase. Stock based compensation increased by $0.3 million due to greater head count and the increase in the grant date fair value of our common stock underlying options granted in the year ended December 31, 2013 as compared to the prior year. Depreciation allocated to cost of revenue increased by $0.3 million.

Comparison of Years Ended December 31, 2012 and 2011

	Year ended December 31,
	2012		2011		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Cost of revenue	$20,573	25%	$16,660	27%	$3,913	23%

Cost of revenue increased during the year ended December 31, 2012 compared to the prior year primarily due to an increase in amortization of capitalized software and acquired technology of $1.2 million. Increases in technology costs of $1.8 million, customer service costs of $0.5 million and a $0.5 million increase in overhead further contributed to the increase.

Operating Expenses

Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,
	2013		2012		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$48,405	44%	$35,873	43%	$12,532	35%
Research and development	11,190	10%	7,605	9%	3,585	47%
General and administrative	21,218	19%	11,523	14%	9,695	84%

Total operating expenses	$80,813	73%	$55,001	66%	$25,812	47%

Sales and Marketing

Sales & marketing expenses increased primarily due to increased headcount and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 23% during 2013 as compared to year-end 2012 to support revenue growth, new product lines and global expansion. This increase contributed $8.6 million of additional expenses in 2013. Costs related to marketing efforts contributed an additional $2.7 million to the year-over-year difference.

Research and Development

Research and development expenses increased primarily due to increased head count within our software development group as we continue to expand support for product enhancements, add features and functionality to our platform and integrate new product lines. Total head count within research and development increased by 43% from December 31, 2012 to December 31, 2013, which increased personnel and related expenses in 2012 by $2.7 million. Research and development related licensing and fees and other expenses increased by approximately $0.9 million primarily due to spending on investment in recent acquisitions.

General and Administrative

General and administrative expenses increased primarily due to increased head count for administrative operations, particularly related to increased personnel necessary to operate as a public company following our August 2013 initial public offering. Total head count related to general and administrative operations increased by 47% from December 31, 2012 to December 31, 2013, which contributed $3.5 million of increased personnel and related expenses in the twelve months ended December 31, 2013. Additionally, expenses associated with general and administrative expenses contributed an additional $3.2 million. Earn out payments associated with our acquisitions increased $1.4 million. Depreciation and amortization increased by $2.3 million due to the completion of the build out of our new India office and other additions to capitalized software and property, plant and equipment.

Comparison of Years Ended December 31, 2012 and 2011

	Year ended December 31,
	2012		2011		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$35,873	43%	$29,305	48%	$6,568	22%
Research and development	7,605	9%	4,172	7%	3,433	82%
General and administrative	11,523	14%	8,422	14%	3,101	37%

Total operating expenses	$55,001	66%	$41,899	69%	$13,102	31%

Sales and Marketing

Sales and marketing expenses increased primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 38% from December 31, 2011 to December 31, 2012, to support revenue growth and new product lines. This increase contributed $3.6 million of additional expenses in 2012. Costs related to expanded marketing efforts contributed an additional $1.7 million to the year-over-year difference. Finally, sales and marketing-related stock-based compensation increased by $0.5 million due to greater head count and the increase in the grant date fair value of our common stock underlying options granted in the year ended December 31, 2012 as compared to the prior year.

Research and Development

Research and development expenses increased primarily due to increased head count within our software development group as we continue to add features and functionality to our platform and integrate new product lines. Total head count within research and development increased by 45% from December 31, 2011 to December 31, 2012, which increased personnel and related expenses in 2012 by $2.7 million. Finally, research and development-related stock-based compensation increased by $0.2 million due to greater head count and the increase in the grant date fair value of our common stock underlying options granted in the year ended December 31, 2012 as compared to the prior year.

General and Administrative

General and administrative expenses increased primarily due to increased head count for administrative operations, particularly related to increased preparation in 2012 for our IPO and becoming a public company. Total head count of our general and administrative operations increased by 75% from December 31, 2011 to December 31, 2012, which contributed $1.8 million of increased personnel and related expenses in 2012 and $0.7 million in legal fees primarily associated with acquisitions. Finally, general and administrative-related stock-based compensation increased by $0.5 million due to greater head count and the increase in the grant date fair value of our common stock underlying options granted in the year ended December 31, 2012 as compared to the prior year.

Interest Income

Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,
	2013		2012		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Interest income	$1,015	1%	$811	1%	$204	25%

Interest income increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to higher interest rates, comparatively longer deposit periods, and the increased cash and cash equivalents balances from IPO proceeds we held throughout the year ended December 31, 2013 in India as compared to the year ended December 31, 2012.

Comparison of Years Ended December 31, 2012 and 2011

	Year ended December 31,
	2012		2011		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Interest income	$811	1%	$270	—%	$541	200%

Interest income increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to higher interest rates, comparatively longer deposit periods, and the increased cash and cash equivalents balances we held throughout the year ended December 31, 2012 in India as compared to the year ended December 31, 2011.

Provision for Income Taxes

Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,
	2013		2012		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Provision for income taxes	$2,315	2%	$4,406	5%	$(2,091)	(47)%

Income tax expense for the year ended December 31, 2013 decreased $2.1 million, or 47%, compared to the year ended December 31, 2012. The decrease principally resulted from a decrease in pre-tax book income from 2012 to 2013, offset by a decrease in nondeductible expenses in 2013.

Comparison of Years Ended December 31, 2012 and 2011

	Year ended December 31,
	2012		2011		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount	Percentage
	(Dollars in thousands)
Provision for income taxes	$4,406	5%	$2,749	4%	$1,657	60%

Income tax expense for the year ended December 31, 2012 increased $1.7 million, or 60%, compared to the year ended December 31, 2011. The increase principally resulted from an increase in pre-tax book income from 2011 to 2012, an increase in non-deductible stock-based compensation expense offset by a lower foreign currency remeasurement loss and the inclusion of a research and development credit in 2012.

Quarterly Results of Operations

See “Unaudited Quarterly Results of Operations” included in Note 15 of this Annual Report on Form 10-K for the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through cash from operating activities, private placements, and our initial public offering of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds to us of approximately $122.1 million after underwriters’ discounts and commissions and offering-related expenses.

Throughout the year ended December 31, 2011 until March 20, 2012, we maintained a bank line of credit of $2.0 million. We did not draw on our line of credit during either of the years ended December 31, 2012 or 2011, and the line of credit was closed on March 31, 2012.

Working Capital and Cash Flows

As of December 31, 2013, we had $146.4 million of cash and cash equivalents, excluding $0.7 million of restricted cash and $11.4 million of short-term investments. The following table summarizes our cash flows for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,064	$23,581	$14,610
Investing activities	(13,679)	(22,019)	(11,667)
Financing activities	121,362	(2,862)	(1,976)

Our cash, cash equivalents and short-term investments at December 31, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of December 31, 2013, $3.2 million of our total cash and cash equivalents were held in India and $1.9 million were held in the United Kingdom. Our short-term investments of $11.4 million were held in India. These balances are available for general corporate purposes.

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the years ended December 31, 2013, 2012 and 2011 is primarily attributable to net income (loss) and the change in accounts receivable, both of which are driven by an increasing customer base and increased sales of our platform subscriptions and marketing services. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. Our days sales outstanding, or DSO, is a primary driver in cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the fourth quarter. Additionally, we generally invoice our large hotel customers of the Cvent Supplier Network in the fourth quarter, as a result generating higher accounts receivable at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using billings for the period divided by accounts receivable and adjusted for the number of days in the period.

Net cash provided by operating activities was $22.1 million for the year ended December 31, 2013, which was primarily driven by changes in our deferred revenue of $13.6 million during the period, which reflected the continued growth of our business and our practice of invoicing for subscriptions annually at the beginning of the subscription period. Additionally, changes in our accounts payable contributed $7.5 million during the period, reflecting the growth of our business. This amount was partially offset by a $5.0 million increase in accounts receivable during the period and the $4.8 million increase in prepaids and other assets, which also grew largely due to the increased scale of our business. Net loss, as adjusted for depreciation and amortization and stock-based compensation, contributed an additional $9.3 million to cash from operating activities. Our DSO as of December 31, 2013 was 42.

Net cash provided by operating activities was $23.6 million for the year ended December 31, 2012, which was primarily driven by net income, as adjusted for depreciation and amortization and stock-based compensation, which combined contributed $15.0 million to cash from operating activities. Changes in our deferred revenue contributed an additional $13.6 million during the period, which reflected the growth of our business and our practice of invoicing for subscriptions annually at the beginning of the subscription period. Additionally, changes in our accounts payable contributed $4.5 million during the period, reflecting the growth of our business. This amount was partially offset by a $9.6 million increase in accounts receivable during the period, which also grew largely due to the increased scale of our business. Our DSO as of December 31, 2012 was 43.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment and software developed for internal use, and short-term investments, as well as business acquisitions in 2012. We expect our capital expenditures and our investment activity to continue to increase as our business grows.

For the year ended December 31, 2013, net cash used in investing activities was $13.7 million. This amount was the result of our $4.2 million in investments in property and equipment to accommodate the growth of our business and the build out of our new India office and $7.1 million in software developed for internal use. We also purchased $2.0 million, net, of short-term investments during the period.

Net cash used in investing activities was $22.0 million for the year ended December 31, 2012. The amount consisted primarily of $12.5 million of cash consideration paid, net of cash received, for acquisitions of Seed Labs LLC (now known as CrowdTorch), CrowdCompass Inc. and TicketMob LLC. In addition, we made investments in property and equipment of $8.1 million, including software developed for internal use to accommodate the growth of our business.

Financing Activities

For the year ended December 31, 2013, net cash used in financing activities was $121.4 million. In August 2013, we completed an initial public offering, which resulted in net proceeds to the Company of $122.1 million. We received $0.5 million from the exercise of stock options, offset by the repurchase of non-employee warrants in the amount of $1.3 million.

For the year ended December 31, 2012, net cash used in financing activities was $2.9 million, consisting primarily of $4.0 million used to repurchase restricted common stock from a former employee for which we held a right of repurchase that had not lapsed at the time of termination of employment. This was offset by proceeds received from option and warrant exercises of $1.1 million.

Contractual Obligations

Set forth in the following table is information concerning our known contractual obligations as of December 31, 2013 that are fixed and determinable.

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations(1)	$40,261	$2,907	$6,710	$7,872	$22,772
Minimum purchase commitments(2)	3,892	2,404	1,488	—	—

Total	$44,153	$5,311	$8,198	$7,872	$22,772

(1)	We lease our office facilities in Virginia, Texas, California, Oregon, India, and the United Kingdom under operating leases that are scheduled to expire at various times through 2025.
(2)	This includes guaranteed payments related to our acquisitions and guaranteed payments related to partnership agreements.

In addition to the guaranteed payments due under our acquisition agreements noted in footnote 2 above, as of December 31, 2013, we had contingent payments that may become due to certain of Seed Lab LLC’s, Crowd Compass, Inc.’s, TicketMob LLC’s sellers based upon the achievement of certain sales-based targets and continued employment. These contingent payments are described in further detail below under the section titled “Acquisitions.”

In April 2013, we signed two new office leases in India that replaced the expired leases

In October 2013, we signed a new lease for office space in McLean, VA that will replace the existing lease for our corporate headquarters when it expires in 2014.

Unbilled Contract Value

We have typically entered into annual and multiple-year subscription contracts for our software solutions and our marketing solutions. For multiple-year agreements, we typically invoice the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers at the beginning of each contract year, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements, and are considered by us to be unbilled contract value. As of December 31, 2013 and 2012, our deferred revenue was $65.2 million and $51.6 million, respectively, which amount does not include unbilled contract value for subscriptions and marketing solution contracts not yet billed of approximately $88.6 million and $62.0 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations.

Customer Retention

We believe that our ability to retain our customers and expand their use of our platform over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our recurring dollar retention rate. Our recurring dollar retention rate for our platform subscriptions averaged 97% for the four quarters of 2012 and 2013. Our recurring dollar retention rate for our marketing solutions averaged 115% for the four quarters of 2012 and 107% for four quarters of 2013. We calculate our recurring dollar retention rate by dividing (a) Retained Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as recurring revenue by product from all customers in the prior period; and Retained Revenue as recurring revenue by product from the same group of customers in the current period, including any additional sales to those customers during the current period. We do not include non-renewable revenue such as overage fees for registrations and other miscellaneous services in this calculation. Such non-renewable revenue represented 5% of our total revenue in each of the years ended December 31, 2012 and 2013.

Acquisitions

We made no acquisitions during the year ended December 31, 2013. During the year ended December 31, 2012, we acquired three separate businesses, which were neither individually or collectively significant to our financial position and result of operations as of and for the year ended December 31, 2012.

In January 2012, in order to enter the mobile event application space, we acquired all of the outstanding unit interests in Seed Labs LLC in exchange for $1.5 million in cash, net, and 116,925 shares of our common stock valued at $0.9 million at the time of the acquisition. In addition, the sellers are entitled to earn up to an additional $2.1 million in part based upon the achievement of certain sales-based targets and the continued employment of certain key employees of Seed Labs LLC, which will be recognized as compensation expense when earned. As of December 31, 2013, we have paid approximately $280,000 of these additional payments to certain key employees. For financial reporting purposes, we allocated $2.4 million to the assets acquired and goodwill of Seed Labs LLC. We subsequently rebranded Seed Labs as our CrowdTorch mobile application functionality.

In June 2012, in order to expand our mobile event applications offerings, we acquired all of the outstanding capital stock in CrowdCompass, Inc. in exchange for $5.8 million in cash, net. In addition, the sellers are entitled to earn up to an additional $3.8 million based upon the continued employment of certain key employees of CrowdCompass, Inc, which will be recognized as compensation expense when earned. As of December 31, 2013, we have paid approximately $1.4 million of these additional payments to certain key employees. For financial reporting purposes, we allocated $6.0 million to the assets acquired, liabilities assumed and goodwill of CrowdCompass, Inc.

In December 2012, in order to expand our consumer-facing event ticketing and registration offerings, we acquired all of the outstanding unit interests in TicketMob LLC in exchange for $5.2 million in cash, net. In addition, the sellers are entitled to earn up to an additional $14.6 million in part based upon the achievement of certain revenue-based targets and the continued employment of certain key employees of TicketMob LLC, which will be recognized as compensation when earned. At December 31, 2013 and 2012, $445 and zero related to these additional payments were accrued, and nothing was paid. For financial reporting purposes, we allocated $5.9 million to the assets acquired, liabilities assumed and goodwill of TicketMob LLC.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates

Our financial statements and the related notes included elsewhere in this report are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill, capitalized software, stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

We derive revenue from two primary sources: platform subscription-based solutions and marketing solutions. These services are generally provided under annual and multi-year contracts that are generally only cancellable for cause and revenue is generally recognized on a straight-line basis over the life of the contract. We recognize revenue when all of the following conditions are met:

(i) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the solutions or services will be provided;

(ii) delivery to customers has occurred or services have been rendered;

(iii) the fee is fixed or determinable; and

(iv) collection of the fees is reasonably assured.

We consider a signed agreement or other similar documentation to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including transaction history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

We adopted the provisions of FASB ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables) with respect to our multiple-element arrangements entered into or significantly modified on or after January 1, 2011. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. The adoption of ASU 2009-13 did not have a material impact on our results of operations.

Platform Subscription Revenue

Event Management

We generate the majority of our revenue through software-as-a-service (SaaS) subscriptions to the event management platform, pricing for which is subject to the features and functionality selected. No features or functionality within the subscription-based services have stand-alone value from one another and, therefore, the entire subscription fee is recognized on a straight-line basis over the term of the subscription arrangement.

SaaS subscriptions may include functionality that enables customers to manage the registration of participants attending the customer’s event or events. In some cases, the negotiated fee for the subscription is based on a maximum number of event registrations permitted over the subscription term. At any time during the subscription term, customers may elect to purchase blocks of additional registrations, which are referred to as subscription up-sells. The fees associated with the up-sells are added to the original subscription fee, and the revenue is recognized over the remaining subscription period. No portion of the subscription fee is refundable regardless of the actual number of registrations that occur.

Mobile Apps

Subscription-based solutions also include the sale of mobile event apps. The revenue for mobile event apps solutions is generally recognized on a straight-line basis over the life of the contract. A customer may use a singular mobile event app for any number of events. At any time during the subscription term, customers may elect to purchase additional mobile event apps, which are referred to as mobile up-sells. The fees associated with the up-sells are added to the original subscription fee, and the revenue is recognized over the remaining subscription period. No portion of the subscription fee is refundable.

Ticketing

Ticketing revenue is generated primarily through convenience and order processing fees charged to the end user purchasing the ticket at the time a ticket for an event is sold and is recorded net of the face value of the ticket. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. If an event is cancelled, the customer receives a full refund of the ticket price and fees paid.

Other subscription-based solutions include the sale of survey solutions, which are contracted though annual or multiyear arrangements.

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

We enter into arrangements with multiple deliverables that generally include various marketing solutions that may be sold individually or bundled together and delivered over various periods of time. In such situations, we apply the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, No. 605-25, Revenue Recognition — Multiple Element Arrangements to account for the various elements within the marketing solution agreements delivered over the platform. Under such guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized ratably over the contractual period that the related advertising deliverable is provided. Annual marketing solutions on the Cvent Supplier Network are often sold separately, and, as such, all have standalone value.

Certain one-time marketing solutions, which can run for a month, several months, or a year, are primarily sold in a package. In determining whether the marketing solutions sold in packages have standalone value, we consider the availability of the services from other vendors, the nature of the solutions, and the contractual dependence of the solutions to the rest of the package. Based on these considerations, we have determined the estimated selling price for each marketing solution sold in a package.

Revenue arrangements with multiple deliverables are divided into separate units of accounting and the arrangement consideration is allocated to all deliverables based on the relative selling price method. In such circumstances, we use the selling price hierarchy of: (i) vendor specific objective evidence of fair value, or VSOE, if available, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of selling price. VSOE is limited to the price charged when the same element is sold separately by us. Due to the unique nature of some multiple deliverable revenue arrangements, we may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE; therefore we may use our best estimate to establish selling prices for these arrangements. We establish the best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, customer demand and price lists.

Business Combinations

We are required to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values.

Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-competition agreements; the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We continue to evaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the consolidated statements of operations.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill

As a result of our acquisitions in 2012, we recorded goodwill. Goodwill represents the excess of: (i) the aggregate of the fair value of consideration transferred in a business combination, over (ii) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is estimated using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two is not performed.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the provisions of ASU 2011-08 as of January 1, 2012.

We perform our annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. Based on our qualitative assessment, there was no indication of impairment as of December 31, 2013.

Capitalized Software Development Costs

Costs to develop internal use software are capitalized and recorded as capitalized software in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other Subtopic 40 Internal-Use Software on the balance sheet. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred.

Deferred Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is established. We apply the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) (included in ASC Subtopic 740-10, Income Taxes—Overall), which provides guidance related to the accounting for uncertain tax positions. In accordance with FIN 48, we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination.

Stock-Based Compensation

We account for our employee stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards such cost is measured at the grant date fair value of the award. We estimate grant date fair value using the Black-Scholes option-pricing model.

Determining the fair value of stock-based compensation awards under this model requires judgment, including estimating the value per share of our common stock prior to our initial public offering in August 2013, estimated volatility, risk free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represent our best estimates, based on management judgment. The estimate of the value per share of our common stock used in the option-pricing model is based on the contemporaneous valuations performed with the assistance of an unrelated third-party valuation specialist and management’s analysis of market transactions in proximity to the valuation dates. The estimated dividend yield is zero since we have not issued dividends to date and do not anticipate issuing dividends. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term. Due to its limited trading history, we estimate volatility for option grants by evaluating the average historical volatility of a peer group of similar public companies. The expected term of our option plans represent the period that our stock-based awards are expected to be outstanding. For purposes of determining the expected term, we apply the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. Awards generally vest over a service period of four years, with a maximum contractual term of ten years.

Pursuant FASB ASC Subtopic 718-10-35, Stock Compensation, the initial determination of compensation cost is based on the number of stock options granted amortized over the vesting period. The value of the awards granted is discounted by the forfeiture rate equal to the value expected to vest. The forfeiture rate was derived by taking into consideration historical employee turnover rates as well as expectations for the future. Expense is recognized using the straight-line attribution method.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. To the extent that transactions by foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction losses are included in net income (loss) and were $0.7 million and $0.2 million in the years ended December 31, 2013 and 2012, respectively.

Certain of our revenues are earned in British pounds and Euros. The revenue denominated in pounds and euros is immaterial for the years ended December 31, 2013 and 2012.

An increase or decrease of 10% in foreign exchange rate would not have a material impact on our financial position.

As of December 31, 2013, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure.

Inflation Risk

Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers typically purchase services from us on a subscription basis over a multi-year period. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, an increase in the rate of inflation in the future may have an adverse effect on our levels of operating expenses as a percentage of revenue if we are unable to increase the prices for our subscription-based solutions to keep pace with these increased expenses.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. Our short-term investments primarily consist of bank certificates of deposit. As of December 31, 2013, we had $146.4 million of cash and cash equivalents, excluding $0.7 million of restricted cash and $11.4 million of short-term investments. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio and our tendency to hold investments to maturity, however, we do not believe an immediate increase or decrease in interest rates of as much as 3% would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents or short-term investments have significant risk of default or illiquidity. While we believe our cash equivalents or short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

Item 8.	Financial Statements and Supplementary Data

Cvent Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cvent, Inc.:

We have audited the accompanying consolidated balance sheets of Cvent, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cvent, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

McLean, Virginia

March 21, 2014

CVENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$146,407	$16,850
Restricted cash	664	455
Short-term investments	11,359	9,320
Accounts receivable, net of reserve of $731 and $505, respectively	33,199	29,081
Prepaid expense and other current assets	7,894	3,128
Deferred tax assets	3,060	2,486

Total current assets	202,583	61,320
Property and equipment, net	7,906	6,756
Capitalized software development costs, net	9,264	5,428
Intangible assets, net	3,123	3,919
Goodwill	12,703	12,505
Deferred tax assets, non-current	257	102

Total assets	$235,836	$90,030

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,388	$3,272
Accrued and other current liabilities	18,477	13,921
Deferred revenue	65,203	51,554

Total current liabilities	89,068	68,747
Deferred tax liabilities, non-current	3,323	2,134
Other liabilities, non-current	1,407	419

Total liabilities	93,798	71,300
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, zero and 69,675,300 shares authorized at December 31, 2013 and 2012, respectively; and zero and 17,418,807 issued and outstanding at December 31, 2013 and 2012, respectively	—	17
Preferred stock, $0.001 par value, 100,000,000 and zero shares authorized at December 31, 2013 and 2012, respectively; and zero issued and outstanding at December 31 2013 and 2012	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at December 31, 2013, 40,409,791 and 15,901,183 issued and 39,889,577 and 15,380,969 outstanding at December 31, 2013 and 2012, respectively	40	16
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	168,949	42,409
Accumulated deficit	(22,985)	(19,746)

Total stockholders’ equity	142,038	18,730

Total liabilities and stockholders’ equity	$235,836	$90,030

See accompanying notes to the consolidated financial statements

CVENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2013	2012	2011
Revenue	$111,136	$83,474	$60,854
Cost of revenue (1)	32,262	20,573	16,660

Gross profit	78,874	62,901	44,194
Operating expenses:
Sales and marketing (1)	48,405	35,873	29,305
Research and development (1)	11,190	7,605	4,172
General and administrative (1)	21,218	11,523	8,422

Total operating expenses	80,813	55,001	41,899

Income (loss) from operations	(1,939)	7,900	2,295
Interest income	1,015	811	270

Income (loss) from operations before income tax expense	(924)	8,711	2,565
Provision for income taxes	2,315	4,406	2,749

Net income (loss)	$(3,239)	$4,305	$(184)

Net income (loss) per common share:
Basic	$(0.13)	$0.13	$(0.01)

Diluted	$(0.13)	$0.12	$(0.01)

Weighted average common shares outstanding—basic	25,289,788	33,167,358	16,757,527
Weighted average common shares outstanding—diluted	25,289,788	34,790,637	16,757,527
(1) Stock-based compensation expense included in the above:
Cost of revenue	$1,046	$762	$690
Sales and marketing	2,306	2,895	2,376
Research and development	609	539	373
General and administrative	772	1,010	512

Total	$4,733	$5,206	$3,951

See accompanying notes to the consolidated financial statements

CVENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Series B-1 redeemable convertible preferred stock		Series B-2 redeemable convertible preferred stock		Series A redeemable convertible preferred stock		Series A convertible preferred stock		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2011	5,421,875	$14,982	9,508,789	$10,818	190,000	$716	—	—	16,642,766	$17	(13,155)	$(16)	—	$(16,155)	$10,362
Exercise of restricted shares	—	—	—	—	—	—		—	1,090,988	1	—	—	12	—	13
Preferred stock accretion	—	7,301	—	(401)	—	15	—	—	—	—	—	—	(12)	(6,903)	—
Repurchase of preferred stock	(19,531)	(80)	(554,298)	(641)	—	—	—	—	—	—	—	—	—	(809)	(1,530)
Conversion of preferred stock to common stock	(5,402,344)	(22,203)	(8,954,491)	(9,776)	(190,000)	(731)	—	—	14,926,832	15	—	—	32,695	—	—
Issuance of preferred stock, net of transaction costs	—	—	—	—	—	—	17,418,807	$17	—	—	—	—	135,006	—	135,023
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	(17,418,695)	(135,866)	—	—	(135,866)
Retirement of common stock	—	—	—	—	—	—	—	—	(17,418,695)	(17)	17,418,695	135,866	(135,849)	—	—
Exercise of stock options and warrants	—	—	—	—	—	—	—	—	423,525	—	—	—	397	—	397
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,951	—	3,951
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(184)	(184)

Balance at December 31, 2011	—	—	—	—	—	—	17,418,807	17	15,665,416	16	(13,155)	(16)	36,200	(24,051)	12,166

Stock issued for Seed Labs acquisition	—	—	—	—	—	—	—	—	116,925	—	—	—	935	—	935
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	(507,059)	(3,950)	—	—	(3,950)
Exercise of stock options	—	—	—	—	—	—	—	—	118,842	—	—	—	68	—	68
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	5,206	—	5,206
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,305	4,305

Balance at December 31, 2012	—	—	—	—	—	—	17,418,807	$17	15,901,183	$16	(520,214)	$(3,966)	$42,409	$(19,746)	$18,730

Exercise of restricted shares	—	—	—	—	—	—	—	—	255,572	—	—	—	452	—	452
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Preferred stock converted to common stock	—	—	—	—	—	—	(17,418,807)	(17)	17,418,807	17	—	—	—	—	—
Proceeds from IPO, net of issuance costs	—	—	—	—	—	—	—	—	6,440,000	6	—	—	122,125	—	122,131
Exercise of stock options and warrants	—	—	—	—	—	—	—	—	394,229	1	—	—	505	—	506
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	4,733	—	4,733
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,239)	(3,239)

Balance at December 31, 2013	$—	$—	$—	$—	$—	$—	$—	$—	40,409,791	$40	(520,214)	$(3,966)	$168,949	$(22,985)	$142,038

CVENT, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(3,239)	$4,305	$(184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,769	5,446	3,917
Bad debt expense	392	344	180
Foreign currency transaction loss	190	—	68
Stock-based compensation expense	4,733	5,206	3,951
Change in deferred taxes	788	434	175
Change in operating assets and liabilities:
Accounts receivable, net	(4,945)	(9,618)	(3,357)
Prepaid expenses and other assets	(4,766)	(587)	(1,447)
Accounts payable, accrued and other liabilities	7,493	4,486	3,376
Deferred revenue	13,649	13,565	7,931

Net cash provided by operating activities	22,064	23,581	14,610
Investing activities:
Purchase of property and equipment and capitalized software development costs	(11,341)	(8,118)	(5,396)
Purchase of short-term investments	(2,039)	(986)	(6,271)
Acquisitions, net of cash acquired	(90)	(12,460)	—
Restricted cash	(209)	(455)	—

Net cash used in investing activities	(13,679)	(22,019)	(11,667)
Financing activities:
Repurchase of preferred stock, common stock and warrants	(1,275)	(3,950)	(137,055)
Proceeds from issuance of Series A convertible Preferred Stock, net of transaction costs	—	—	135,023
Proceeds from initial public offering, net of transaction costs	122,131	—	—
Proceeds from exercise of stock options and warrants	506	1,088	56

Net cash provided by (used in) in financing activities	121,362	(2,862)	(1,976)

Effect of exchange rate changes on cash and cash equivalents	(190)	—	(68)
Increase (decrease) in cash and cash equivalents	129,557	(1,300)	899
Cash and cash equivalents, beginning of year	16,850	18,150	17,251

Cash and cash equivalents, end of year	$146,407	$16,850	18,150

Supplemental cash flow information:
Income taxes paid	$3,339	$3,207	$3,153
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable for purchase of property and equipment	$618	$102	—
Issuance of common stock in acquisition	$—	$935	—
Cashless exercise of common stock warrants	—	—	$341
Change in goodwill due to finalization of purchase accounting	$198	—	—

See accompanying notes to the consolidated financial statements

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

1. Description of Business

Cvent, Inc. (the “Company”) provides a cloud-based enterprise event management platform with solutions for both sides of the events and meetings value chain: (i) event and meeting planners and (ii) hotels and venues. The Company’s integrated, cloud-based solution addresses the entire event lifecycle by allowing event and meeting planners to organize, market and manage their meetings, conferences, tradeshows and other events. The Company’s online marketplace connects event planners and venues through its vertical search engine that accesses its proprietary database of detailed hotel and venue information. The combination of these solutions creates an integrated platform that allows the Company to generate revenue from both sides of the events and meetings value chain.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made by management include estimated useful lives of property and equipment, goodwill and intangibles, application of appropriate revenue recognition standards, allowances for doubtful accounts, valuation of deferred tax assets, stock-based compensation, income taxes and legal and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions. Actual results could differ from those estimates and assumptions.

(c) Cash and Cash Equivalents

Highly liquid financial instruments purchased with original maturities of 90 days or less at the date of purchase are reported as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $2,560 and $1,351 of these funds as of December 31, 2013 and 2012, respectively.

(d) Restricted Cash

Restricted cash includes amounts required to be held for regulatory purposes in India. The Company held $664 and $455 of restricted cash in certificates of deposit as of December 31, 2013 and 2012, respectively.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

(e) Short-term Investments

The Company’s short-term investments consist of highly liquid financial instruments with original maturities greater than 90 days but less than one year. These short-term investments are comprised of certificates-of-deposit.

(f) Accounts Receivable

Accounts receivable are recorded at the amount invoiced to customers and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In reviewing outstanding receivables, management considers historical write-off experience, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are written off after all means of collection have been exhausted and the potential for recovery is considered remote.

Bad debt expense during the years ended December 31, 2013, 2012 and 2011 was $392, $344 and $180, respectively. The allowance for bad debt is consistent with actual historical write-offs; however, higher than expected bad debts may result in the future if write-offs are greater than the Company’s estimates. The Company does not have any off-balance-sheet credit exposure related to its customers.

No single customer accounted for more than 10% of the total accounts receivable as of December 31, 2013 and 2012, and no single customer accounted for more than 10% of revenue during the years ended December 31, 2013, 2012 and 2011.

(g) Revenue Recognition

The Company derives revenue from two primary sources: platform subscription-based solutions and marketing solutions. These services are generally provided under annual and multi-year contracts that are generally only cancellable for cause and revenue is generally recognized on a straight-line basis over the life of the contract. The Company recognizes revenue when all of the following conditions are met:

(i) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the solutions or services will be provided;

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

The Company adopted the provisions of FASB ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables) with respect to its multiple-element arrangements entered into or significantly modified on or after January 1, 2011. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

Platform Subscription Revenue

Event Management

The Company generates the majority of its revenue through software-as-a-service (SaaS) subscriptions to the event management platform, pricing for which is subject to the features and functionality selected. No features or functionality within the subscription-based services have stand-alone value from one another and, therefore, the entire subscription fee is recognized on a straight-line basis over the term of the subscription arrangement.

SaaS subscriptions may include functionality that enables customers to manage the registration of participants attending the customer’s event or events. In some cases, the negotiated fee for the subscription is based on a maximum number of event registrations permitted over the subscription term. At any time during the subscription term, customers may elect to purchase blocks of additional registrations, which are referred to as subscription up-sells. The fees associated with the up-sells are added to the original subscription fee, and the revenue is recognized over the remaining subscription period. No portion of the subscription fee is refundable regardless of the actual number of registrations that occur.

Mobile Apps

Subscription-based solutions also include the sale of mobile event apps. The revenue for mobile event apps solutions is generally recognized on a straight-line basis over the life of the contract. A customer may use a singular mobile event app for any number of events. At any time during the subscription term, customers may elect to purchase additional mobile event apps, which are referred to as mobile up-sells. The fees associated with the up-sells are added to the original subscription fee, and the revenue is recognized over the remaining subscription period. No portion of the subscription fee is refundable.

Ticketing

Ticketing revenue is generated primarily through convenience and order processing fees charged to the end user purchasing the ticket at the time a ticket for an event is sold and is recorded net of the face value of the ticket. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. If an event is cancelled, the customer receives a full refund of the ticket price and fees paid.

Other subscription-based solutions include the sale of survey solutions, which are contracted though annual or multiyear arrangements.

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

December 31, 2013 and 2012

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

Certain one-time marketing solutions, which can run for a month, several months, or a year, are primarily sold in a package. In determining whether the marketing solutions sold in packages have standalone value, the Company considers the availability of the services from other vendors, the nature of the solutions, and the contractual dependence of the solutions to the rest of the package. Based on these considerations, the Company has determined the estimated selling price for each marketing solution sold in a package.

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

(h) Business Combinations

The Company is required to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values.

Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-competition agreements; the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. The Company’s estimates of fair value are based upon assumptions the Company believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company continues to evaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the consolidated statements of operations.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

(i) Deferred Revenue

Deferred revenue consists of contractual billings or payments received in advance of revenue recognition from platform subscription services or marketing solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments.

(j) Cost of Revenue

The Company’s cost of revenue consists of employee-related expenses, including salaries, benefits and stock-based compensation related to providing support and hosting applications, costs of data center capacity, software license fees and amortization expense associated with capitalized internal use software. In addition, the Company allocates a portion of overhead, such as rent, information technology costs and depreciation and amortization, to cost of revenue based on headcount.

(k) Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in operating income (loss) in the accompanying consolidated statements of operations. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. The estimated useful life of computer equipment and software is three years while the estimated useful lives of furniture and equipment is seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

(l) Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment—Overall. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable from future undiscounted cash flows, the carrying amount of such assets is reduced to the lower of the carrying value or fair value.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. There was no impairment of long-lived assets during the years ended December 31, 2013, 2012 and 2011.

(m) Goodwill

As a result of the Company’s acquisitions in 2012, the Company recorded goodwill. Goodwill represents the excess of: (i) the aggregate of the fair value of consideration transferred in a business combination, over (ii) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is estimated using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two is not performed.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of ASU 2011-08 as of January 1, 2012.

The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. Based on the Company’s qualitative assessment, there was no indication of impairment as of December 31, 2013.

(n) Capitalized Software Development Costs

Costs to develop internal use software are capitalized and recorded as capitalized software in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other Subtopic 40 Internal-Use Software on the balance sheet. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

(o) Research and Development

Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred.

(p) Sales Commissions

Sales commissions are the costs directly associated with obtaining platform subscription and marketing solutions contracts with customers and consist of commissions paid to the Company’s direct sales force and other marketing partners. Sales commissions are expensed when incurred as a component of sales and marketing expense and are generally paid one month in arrears. Commissions incurred, but not paid, are included in accrued expenses in the accompanying consolidated balance sheets. Sales commissions paid are subject to a claw back provision in the event a customer contract is cancelled in proportion to the remaining contract period at the date of cancellation and are recorded net of estimated claw backs in sales and marketing expense. Amounts charged back have not been material to the Company’s results of operations.

(q) Deferred Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is established. The Company applies the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) (included in ASC Subtopic 740-10, Income Taxes—Overall), which provides guidance related to the accounting for uncertain tax positions. In accordance with FIN 48, the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination.

(r) Stock-Based Compensation

The Company accounts for its employee stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards such cost is measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model.

Determining the fair value of stock-based compensation awards under this model requires judgment, including estimating the value per share of the Company’s common stock prior to the Company’s initial public offering in August 2013 (see note 9), estimated volatility, risk free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represent the Company’s best estimates, based on management judgment. The estimate of the value per share of the Company’s common stock used in the option-pricing model is based on the contemporaneous valuations performed with the assistance of an unrelated third-party valuation specialist and management’s analysis of market transactions in proximity to the valuation dates. The estimated dividend yield is zero since the Company has not issued dividends to date and does not anticipate issuing dividends. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term. Due to its limited trading history, the Company

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

estimates volatility for option grants by evaluating the average historical volatility of a peer group of similar public companies. The expected term of the Company’s option plans represent the period that its stock-based awards are expected to be outstanding. For purposes of determining the expected term, the Company applies the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. Awards generally vest over a service period of four years, with a maximum contractual term of ten years.

Pursuant FASB ASC Subtopic 718-10-35, Stock Compensation, the initial determination of compensation cost is based on the number of stock options granted amortized over the vesting period. The value of the awards granted is discounted by the forfeiture rate equal to the value expected to vest. The forfeiture rate was derived by taking into consideration historical employee turnover rates as well as expectations for the future. Expense is recognized using the straight-line attribution method.

(s) Comprehensive Income (Loss)

There was no difference between net income (loss) presented in the consolidated statements of operations and comprehensive income (loss) for each of the years ended December 31, 2013, 2012 and 2011.

(t) Foreign Currency Transactions

The Company’s foreign subsidiary in India designates the U.S. dollar as the functional currency. For the subsidiary, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Foreign currency gains and losses associated with remeasurement are included in general and administrative expense in the consolidated statements of operations.

Foreign currency losses associated with transactions and remeasurement were $1,796, $286 and $1,619 for the years ended December 31, 2013, 2012 and 2011, respectively.

(u) Non-Monetary Transactions

The Company occasionally participates in non-monetary transactions with its customers in exchange for marketing and other services. The cost of the services received approximate the value of the services provided and as a result no gain or loss is recognized on the transaction. Non-monetary transactions totaled $592 and $362 for the years ended December 31, 2013 and 2012, respectively. The Company did not have any non-monetary transactions during the year ended December 31, 2011.

(v) Fair Value Measurements

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

December 31, 2013 and 2012

Level 3 Inputs: Unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value.

The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments on the consolidated balance sheets approximate their fair value based on their short-term nature.

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

3. Net Income (Loss) Per Share

The Company calculates basic net income per share of common stock by dividing net income attributable to the common stockholders for the period by the weighted-average number of shares of common stock and participating convertible preferred stock outstanding during the period. The Company calculates diluted net income per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock and convertible preferred stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, as calculated in 2012 using the treasury stock method. The Series A Convertible Preferred Stock does not participate in earnings differently than common stock. Accordingly, the net income attributable to common and preferred stockholders would be divided proportionately by the number of shares outstanding of each and there would be no difference in the determination of basic and diluted net income per share calculated separately for common and preferred stock. Included in the diluted weighted average shares outstanding is the effect of early option exercises of 573,941 shares on June 13, 2012. These shares are removed from the basic earnings per share calculation as the shares can be repurchased by the Company prior to the vesting date should employment of the early exercised option shareholders be terminated. The computation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(3,239)	$4,305	$(184)
Weighted average number of shares outstanding:
Weighted average common shares outstanding	25,289,788	15,748,551	16,757,527
Effect of convertible preferred stock	—	17,418,807	—

Weighted average shares outstanding for basic earnings per share	25,289,788	33,167,358	16,757,527
Effect of share-based equity award plan	—	1,555,447	—
Effect of warrants	—	67,832	—

Weighted average shares outstanding for diluted earnings per share	25,289,788	34,790,637	16,757,527
Net income (loss) per share:
Basic	$(0.13)	$0.13	$(0.01)
Diluted	$(0.13)	$0.12	$(0.01)

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

The weighted average number of shares outstanding used in the computation of basic and diluted loss per share for the year ended December 31, 2013 does not include the effect of 10,499,007 convertible preferred stock, as these shares are not obligated to participate in losses. The weighted average number of shares outstanding used in the computation of diluted loss per share for the year ended December 31, 2013 does not include the effect of 2,050,265 stock options, warrants, and restricted stock units. The effects of these potentially outstanding shares were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.

The weighted average number of shares outstanding used in the computation of basic and diluted loss per share for the year ended December 31, 2011 does not include the effect of 17,418,807 convertible preferred stock, as these shares are not obligated to participate in losses. The weighted average number of shares outstanding used in the computation of diluted loss per share for the year ended December 31, 2011 does not include the effect of 1,839,607 stock options and warrants and convertible preferred stock. The effects of these potentially outstanding shares were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.

4. Acquisitions

The Company made no acquisitions during the years ended December 31, 2013 and 2011. The Company made the following acquisitions during 2012:

Seed Labs

On January 17, 2012, the Company acquired all outstanding units of Seed Labs, LLC, a developer of mobile apps for consumer events. Upon completion of the acquisition the Company re-branded Seed Labs, LLC with the name CrowdTorch (“CrowdTorch”). CrowdTorch was acquired for total consideration of $2,398 in cash and stock consideration. The Company funded the purchase price with $1,406 of cash (net of cash acquired) and from the issuance of 116,925 shares of common stock with an estimated fair value of $935 at the date of acquisition. Of the total consideration, $57 was not paid as of December 31, 2012, and will be paid out over a three year period as deferred consideration. The present value of the deferred consideration was not materially different from the fair value. In addition, nominal contingent consideration of up to $43 based on the achievement of certain revenue targets has not been included in purchase price as the probability of achieving the targets was considered remote.

The table below represents the allocation of the purchase price for the acquired net assets of CrowdTorch based on their estimated fair values as of January 17, 2012. The allocation of the purchase price was based upon estimates of fair value of the corresponding assets and liabilities as follows:

Tangible assets	$269
Software technology	423
Customer relationships	70
Goodwill	1,909
Current liabilities	(273)

Total consideration	$2,398

In addition to amounts included as purchase consideration, the purchase agreement also provides for additional amounts totaling $1,167 to be paid over specified periods of time (deferred payments) or upon the achievement of specified targets (earn-outs) over one to three years. These additional payments are contingent upon the continued employment of those eligible to receive the payments and are considered compensatory arrangements that are being recognized as expense over the requisite service period, as earned. As of December 31, 2013 and 2012, the Company accrued approximately $280 of additional payments under these provisions, which were paid in January 2013 and 2014, respectively. Additionally, the purchase agreement also provides for payments of up to $893 upon the attainment of certain sales targets as well as on continued employment. These additional payments are deemed to be compensatory arrangements that will be recognized as expense over the requisite service period, as earned, but only to the extent that defined sales targets are forecasted to be met. As of December 31, 2013 and 2012, no amounts related to these provisions were accrued as the Company believes the likelihood of making contingent payments associated with the sales targets to be remote.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

Software technology represents the estimated fair value of CrowdTorch’s mobile app development software. Customer relationships represent the fair values of the underlying relationships and agreements with CrowdTorch customers. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $1,909 was recorded as goodwill and was primarily attributed to enhanced marketing opportunities within the consumer event planning market.

Acquisition-related costs of $77 including transaction costs such as legal and accounting fees were expensed as incurred. The acquisition-related costs are included in general and administrative expenses in the consolidated statements of operations.

CrowdCompass

On June 12, 2012, the Company completed the acquisition of all of the capital stock of CrowdCompass, Inc. (“CrowdCompass”) for total consideration of $5,977, which consisted of $5,831 in cash (net of cash acquired and settlement of debt) and deferred consideration of $200 (fair value $146) to be paid over a three-year period. The acquisition of CrowdCompass was to, among other reasons, expand the Companies offering of event planning tools to include mobile apps for business events.

The table below represents the allocation of the purchase price for the acquired net assets of CrowdCompass based on their estimated fair values as of June 12, 2012. The allocation of the purchase price was based upon estimates of fair value of the corresponding assets and liabilities as follows:

Tangible assets	$296
Software technology	1,400
Customer relationships	550
Trademarks / trade names	180
Deferred tax asset	329
Goodwill	4,752
Current liabilities	(688)
Deferred tax liability	(842)

Total consideration	$5,977

In addition to amounts included as purchase consideration, the purchase agreement also provides for additional amounts totaling $3,800 to be paid over specified periods of time (deferred payments) or upon the achievement of specified targets (earn-outs) over one to three years. These additional payments are contingent upon the continued employment of those eligible to receive the payments and are considered compensatory arrangements that are being recognized as expense over the requisite service period, as earned. At December 31, 2013 and 2012, $1,062 and $736 related to these provisions were accrued, and $1,388 was paid during the year ended December 31, 2013.

Software technology represents the estimated fair value of CrowdCompass’s mobile app development software. Customer relationships represent the fair values of the underlying relationships and agreements with CrowdCompass customers. The trademarks/trade names represent the CrowdCompass trademarks and trade names that the Company intends to use for a fixed period of time. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $4,752 was recorded as goodwill. Changes to amounts recorded as assets or liabilities, may result in a corresponding adjustment to goodwill. The goodwill balance is attributed to the assembled workforce, event planning synergies and cost reductions gained through integration. The goodwill balance is deductible for U.S. income tax purposes.

Acquisition-related costs of $232 including transaction costs such as legal and accounting fees were expensed as incurred. The acquisition-related costs are included in general and administrative expenses in the consolidated income statements.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

The Company’s acquired entity, CrowdCompass, LLC, had generated certain federal and state net operating losses in 2011 and 2012, which were not limited by Internal Revenue Code section 382. These net operating losses were not previously included in the Company’s purchase accounting. During 2013, in connection with the finalization of the purchase accounting an additional net operating loss of $329 was recorded as an adjustment to goodwill.

TicketMob

In December 2012, the Company completed the acquisition of TicketMob LLC (“TicketMob”) for total consideration of $5,918 to, among other things, extend the Company’s ability to provide a more comprehensive solution for business-to-business event planning worldwide as well as enter the business-to-consumer market. The $5,918 acquisition price includes $5,223 in cash (net of cash acquired), $250 retained as litigation holdback and $445, to be paid in equal installments on the 18-month and 36-month anniversary of the transaction. The present value of the consideration was not materially different from the fair value. The purchase agreement also provides for additional payments up to $6,494 (“contingent consideration”), based upon achievement of certain revenue targets. The estimated fair value of the contingent consideration is nominal, based on the Company’s assessment of the probability of achieving the contractual revenue targets, as adjusted to present value. As a result, no additional consideration was included in the total purchase price. The Company will record any adjustments to the fair value of the contingent consideration each reporting period based on TicketMob’s achievement of revenue targets as it relates to the contingent consideration. Any changes in fair value of contingent consideration will be recorded in the consolidated statement of operations.

In addition, the Company is obligated to pay $1,055, contingent on continued employment, in equal installments on the 18-month and 36-month anniversaries of the acquisition. This amount will be accrued over the 36-month period as earned based upon service to the Company. At December 31, 2013 and 2012, $445 and zero related to these additional payments were accrued, and nothing was paid. Additionally, the purchase agreement provides for up to an additional $7,006 in payments contingent upon the attainment of certain revenue targets as well as on continued employment. These additional payments are deemed to be compensatory arrangements that will be recognized as expense over the requisite service period, as earned, but only to the extent that defined revenue targets are forecasted to be met. As of December 31, 2013 and 2012, no amounts related to these provisions have been accrued as TicketMob was acquired on the last day of calendar year 2012 and no amounts have been earned. The Company believes the likelihood of making contingent payments associated with the acquisition to be remote.

The table below represents the allocation of the purchase price for the acquired net assets of TicketMob based on their estimated fair values as of December 31, 2012. The allocation of the purchase price was based upon estimates of fair value of the corresponding assets and liabilities as follows:

Tangible assets	$1,495
Software technology	437
Customer relationships	1,096
Trademarks / trade names	82
Goodwill	6,042
Current liabilities	(3,234)

Total consideration	$5,918

Software technology represents the estimated fair value of TicketMob’s ticketing and venue management platform. Customer relationships represent the fair values of the underlying relationships and agreements with TicketMob customers. The trademarks / trade names represent the TicketMob trademarks and tradenames that the Company intends to use for a given period of time. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $6,042 was recorded as goodwill. Changes to amounts recorded as assets or liabilities, may result in a corresponding adjustment to goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating TicketMob’s ticketing and venue management platform with the Company’s suite of event planning tools. The goodwill balance is deductible for U.S. income tax purposes.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

Acquisition-related costs of $173 including transaction costs such as legal and accounting fees were expensed as incurred. The acquisition-related costs are included in general and administrative expenses in the consolidated income statements.

During 2013, in connection with the finalization of the purchase accounting a reduction of $435 in accounts receivable and an increase of $92 in accounts payable were recorded as an increase to goodwill.

5. Property and Equipment and Capitalized Software Development Costs

Property and equipment and capitalized software development costs are summarized as follows:

	December 31,
	2013	2012
Computer equipment and purchased software	$9,278	$8,226
Furniture and equipment	3,864	2,773
Leasehold improvements	6,293	4,561
Work in Progress	99	—
Automobile	67	43

	19,601	15,603
Less accumulated depreciation	(11,695)	(8,847)

Total property and equipment, net	$7,906	$6,756

Capitalized software development costs	$18,134	$10,990
Less accumulated amortization	(8,870)	(5,562)

Total capitalized software development costs	$9,264	$5,428

Depreciation expense on property and equipment was $3,665, $2,623 and $1,891 during the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense on capitalized software development costs was $3,308, $2,504 and $2,026 during the years ended December 31, 2013, 2012 and 2011, respectively.

6. Goodwill and Intangible Assets

The following table presents the change in carrying amount of goodwill due to the finalization of purchase accounting:

Goodwill as of December 31, 2012	$12,505
Adjustment to Crowd Compass goodwill (note 4)	(329)
Adjustment to TicketMob goodwill (note 4)	527

Goodwill as of December 31, 2013	$12,703

Intangible assets were acquired through acquisitions completed during the year ended December 31, 2012. Intangible assets are amortized on a straight line basis over their estimated useful lives between four and six years. The following table summarizes intangible assets as of December 31, 2013 and 2012:

	Net carrying amount December 31, 2012	Additions	Amortization	Net carrying amount December 31, 2013	Weighted average life as of December 31, 2013
Customer relationships	1,650	$—	$292	$1,358	6 years
Software technology	2,027	—	452	1,575	5 years
Trademarks/Tradenames	242	—	52	190	5 years

Total intangible assets	3,919	$—	$796	$3,123

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

The total amount of amortization expense relating to acquired intangibles was $796 and $319 during the years ended December 31, 2013 and 2012, respectively. The intangible balance remaining as of December 31, 2013 will be amortized in future periods as follows:

2014	$796
2015	796
2016	780
2017	526
2018	225

Total	$3,123

7. Income Taxes

The Company’s income before taxes was taxed as indicated in the following jurisdictions:

	Years ended December 31,
	2013	2012	2011
Pretax income (loss):
U.S.	$(1,119)	$6,638	$2,818
Foreign	195	2,073	(253)

Total	$(924)	$8,711	$2,565

The components of the provision for income taxes attributable to continuing operations are as follows:

	Year ended December 31,
	2013	2012	2011
Current income tax expense:
U.S. federal	$367	$3,132	$1,786
U.S. state and local	272	900	424
Foreign jurisdiction	888	808	714

Total current tax expense	$1,527	$4,840	$2,924
Deferred income tax expense (benefit):
U.S. federal	$1,081	$(304)	$(102)
U.S. state and local	196	(81)	(18)
Foreign jurisdiction	(489)	(49)	(55)

Total deferred tax expense (benefit)	788	(434)	(175)

Total income tax provision	$2,315	$4,406	$2,749

A reconciliation between the Company’s statutory tax rate and the effective tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
U.S. federal statutory rate	34.0%	35.0%	34.0%
Increase (reduction) resulting from:
U.S. state income taxes, net of federal benefits	(26.3)	5.9	4.7
Stock compensation adjustment	(144.8)	16.1	43.0
Non-deductible/non-taxable items	(22.8)	2.3	30.9
Uncertain tax positions	(66.0)	1.2	11.2
Acquisition related expenses	(56.7)	—	—
Benefit of credits	97.3	(9.1)	(5.3)
Provision to return differences	(34.3)	—	(15.9)
Foreign tax rate differential	(11.2)	(0.6)	5.4
Other	8.5	(0.5)	(0.5)
Change in Valuation Allowance	(23.4)	—	—
Foreign tax expense	(4.9)	—	—

	(250.6%)	50.3%	107.5%

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

The Company’s effective tax rate declined significantly from 2012 to 2013 primarily due to the decline in pre-tax book income. As the Company has a book loss during 2013, the adjustments to the statutory rate have a negative rate impact compared to the impact in 2012 The most significant drivers to the effective tax rate are the permanent adjustment required for stock compensation for incentive stock options, the capitalization of certain costs related to acquisitions, and the benefit related to the research and development credit.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$279	$199	$125
Reserves	1,110	823	910
Deferred rent	427	488	374
Accrued expenses and other	1,583	674	595
Foreign tax credit carryforward	329	185	136
Stock compensation	88	790	317
Net operating loss carryforwards	945	970	1,029

Total deferred tax assets	$4,761	$4,129	$3,486

Deferred tax liabilities:
Basis difference in fixed assets	$(408)	$(914)	$(967)
Capitalized software development costs	(3,715)	(2,147)	(1,631)
Intangibles—acquisitions	(450)	(614)	—

Total deferred tax liabilities	(4,573)	(3,675)	(2,598)

Valuation Allowance	(194)	—	—
Net deferred tax asset (liability)	$(6)	$454	$888

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

The Company has recorded a valuation allowance on foreign net operating loss carryforwards in the UK and does not currently anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

During the fourth quarter of 2013, the Company established new operations in India that management believes are eligible for tax benefits under the Special Economic Zones (“SEZ”) Act, 2005. The SEZ legislation introduced a 15-year tax holiday for operations established in designated “special economic zones” or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The tax holiday for the Company will expire in 2028.

The percentage of the Company’s operations in India that is eligible for SEZ benefits is variable, and depends, among other factors, upon how much of our business can be conducted at the qualifying location and how much of that business can be considered to meet the restrictive conditions of the SEZ legislation. The benefit of the tax holiday under Indian Income Tax was $48 for the year ended December 31, 2013.

As the SEZ legislation benefits phase-out, the Company’s Indian tax expense may materially increase and its after-tax profitability may be materially reduced, unless the Company can obtain comparable benefits under new legislation or otherwise reduce the Company’s tax liability.

The Company had approximately $1,972, $2,488 and $2,735 of federal net operating loss carryforwards at December 31, 2013, 2012 and 2011, respectively. The tax effected amounts of these carryforward are $690, $871 and $930 at December 31, 2013, 2012 and 2011, respectively. Additionally the tax effected state net operating carryforwards are $59, $99 and $99 at the years ended December 31, 2013, 2012 and 2011. The net operating loss carryforwards will expire, if unused, in varying amounts beginning in 2021. The realization of the benefits of the net operating loss carryforwards is dependent on sufficient taxable income in future years. Among other things, the lack of future earnings, or a change in ownership of the Company, could adversely affect the Company’s ability to utilize the net operating loss carryforward to reduce future current tax expense.

The Company had an ownership change in a prior year, as defined by Internal Revenue Code section 382, which triggered a limitation on the amount of net operating loss carryforward available to offset annual taxable income. The remaining net operating loss carryforward at December 31, 2013 and 2012 is subject to an annual limitation of approximately $246. Management has determined the Company will be able to utilize its net operating loss carryforwards subject to Section 382 limitations during the carryforward period.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $1,548 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company applies the provisions of ASC 740-10 to uncertain tax positions. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. The impact of the adoption of ASC 740-10 did not have a material effect on the consolidated financial statements of the Company.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31,
	2013	2012	2011
Unrecognized tax benefits, opening balance	$614	$508	$36
Gross increases—tax positions in prior period	83	—	220
Gross decreases—tax positions in prior period	(72)	1	—
Gross increases—current-period tax positions	543	105	252

Unrecognized tax benefits, ending balance	$1,168	$614	$508

The Company’s tax reserves relate to federal, state and international tax issues. The Company does not believe it is reasonably possible that the composition of its unrecognized tax benefits would materially change in the next 12 months.

Included in the balance of unrecognized tax benefits as of December 31, 2013, 2012 and 2011, are $840, $435 and $372 respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2013, 2012 and 2011 are $328, $179 and $136 respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company is subject to U.S. federal income tax and state and local income tax in multiple jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2010. While the federal statute of limitations generally is three years, the IRS can re-determine items in tax years normally barred by the statute of limitations if a net operating loss utilized in an open year was carried over from a closed year.

The Company’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties included in income tax expense for the year ended December 31, 2013, 2012 and 2011 was approximately $111, $50 and $258, respectively.

8. Stock-Based Compensation

The Company provides equity based compensation awards to employees and non-employees and directors for the purpose of providing an effective means for attracting, retaining and motivating directors, officers and key employees and to provide them with incentives to enhance the Company’s growth and profitability. Prior to the Company’s IPO in August 2013, these awards were provided under the 1999 Plan. Subsequent to the Company’s IPO, the 1999 Plan was replaced by the 2013 Plan.

2013 Plan

On July 5, 2013, the Company’s board of directors adopted a 2013 Equity Incentive Plan (or the “2013 Plan”), which was approved by the Company’s stockholders on July 25, 2013. The 2013 Plan was effective upon the effective date of the Company’s IPO, August 8, 2013. The 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and its subsidiaries. The 2013 Plan is administered by the Company’s board of directors or the compensation committee of the board of directors, including the ability to determine the terms of awards and the authority to amend existing awards. The 2013 Plan will automatically terminate in 2023, unless terminated sooner by the plan administrator.

The 2013 Plan generally includes the following provisions relative to the awards available for grant under the plan:

Stock Options. The exercise price of options granted under the 2013 Plan must at least be equal to the fair market value per share of the Company’s common stock on the date of grant. Upon termination, vested options are generally exercisable for three months, but in no event exercisable after the term of the option, which is generally ten years. Option awards have various terms and vest at various times from the date of grant, with most options vesting in tranches generally over four years.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

Restricted Stock Units. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. The administrator determines the terms and conditions of restricted stock units, including the vesting and the form and timing of payment.

Other Key Provisions. All non-employee directors are eligible to receive all types of awards (except for incentive stock options) under the 2013 Plan and generally, awards are not transferable. In the event of a merger or change in control, as defined under the 2013 Plan, if a successor corporation does not assume or substitute an equivalent award for any outstanding award under the 2013 Plan, then such outstanding award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels and such award will become fully exercisable, for a specified period.

As of December 31, 2013, awards granted under the 2013 Plan consisted of stock options and restricted stock units. There were no other grants of any other award types under the plan.

The shares to be reserved for issuance under the 2013 Plan also include shares returned to the 1999 Plan as the result of expiration or termination of awards up to a maximum of 4,600,000. The number of shares available for issuance under the 2013 Plan will also include an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of:

•	4,000,000 shares;

•	5% of the outstanding shares of our common stock as of the last day of our immediately preceding year; or

•	such other amount as our board of directors may determine.

At December 31, 2013, there were 4,921,792 shares available for the Company to grant under the 2013 Plan. On January 1, 2014, the shares available for issuance increased 2,010,384 pursuant to the automatic share reserve increase provision under the 2013 Plan.

1999 Plan

The Company’s board of directors adopted a stock incentive plan (the “1999 Plan”). In August 1999, and the Company’s stockholders approved it in March 2000. The 1999 Plan was amended in July 2011.

Prior to the Company’s IPO, the 1999 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options and restricted stock and stock appreciation rights to employees, directors and consultants and any parent and subsidiary corporations’ employees and consultants. On August 8, 2013, the date of effectiveness of the registration statement for the Company’s IPO, the Company ceased using the 1999 Stock Plan to grant new equity awards, and began using the 2013 Equity Incentive Plan for grants of new equity awards. Accordingly, as of December 31, 2013, no shares were available for future grant under the 1999 Stock Plan. However, the 1999 Stock Plan will continue to govern the terms and conditions of outstanding awards granted thereunder.

Stock-based Compensation Expense

The following table details the components of stock-based compensation expense recognized in earnings in each as follows:

	Years ended December 31,
	2013	2012	2011
Stock Options	$2,552	$2,035	$1,441
Restricted stock units	58	—	—
Common stock warrants	299	206	859
Common stock call option	1,824	2,965	1,651

	$4,733	$5,206	$3,951

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

Stock Options

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for 2013 and 2012 grants are provided in the table below. Because the Company’s shares were not publicly traded prior to August 9, 2013 and its shares were rarely traded privately, and due to the limited trading history since August 9, 2013, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.

The following is a summary of the assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Year ended December 31,
	2013	2012	2011
Dividend yield	0.00%	0.00%	0.00%
Volatility	53.94%	54.28%	54.01%
Expected term (years)	6.43	6.49	6.38
Risk-free interest rate	1.38%	0.97%	2.47%

Stock option activity during the periods indicated is as follows:

	Number of shares subject to option	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2011	3,117,367	$1.76	8.79	$19,452
Granted	396,625	6.76
Exercised	(118,842)	0.56
Forfeited	(105,111)	2.56

Balance at December 31, 2012	3,290,039	2.40	8.08	23,030
Granted	1,114,801	13.52
Exercised	(635,072)	1.47
Forfeited	(129,609)	7.50
Expired	(8,887)	1.18

Balance at December 31, 2013	3,631,272	5.78	7.85	111,150

Exercisable at December 31, 2013	879,911	$1.60	6.72	$30,612

The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012, was $7.20 and $4.68, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012, was $13,823 and $891, respectively.

The Company recorded stock-based compensation expense related to options of $2,552, $2,035 and $1,441 as of December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, there was $6,319 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.46 years.

On June 13, 2012, 573,941 of shares subject to option were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction are recorded as a liability within accrued and other current liabilities and other liabilities, non-current. These will be reclassified to common stock as the Company’s repurchase rights lapse.

Restricted Stock Units

During 2013, the Company issued restricted stock units (RSUs) to an employee and a non-employee director. The Company issued 5,555 RSUs to a non-employee director, which vest over one year. The Company issued 2,000 employee RSUs which vest over four years.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at January 1, 2013	—	$—	—	$—
Granted	7,555	34.27
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2013	7,555	34.27	1.18	275

The related compensation expense for restricted stock units recognized during the year ended December 31, 2013 was $58. There was no compensation expense for restricted stock units recognized during the years ended December 31, 2012 and 2011 as there were no awards outstanding.

Common Stock Warrants

In 2011, the Company issued warrants to a non-employee to purchase 125,000 shares of common stock, with which it had an existing commercial agreement. The warrants had an exercise price of $1.80, vesting annually over a four-year period, and expiring on December 31, 2017. Additionally in 2011, the Company issued warrants to certain other non-employee stockholders for 203,700 shares of common stock at the exercise price of $1.80 per share, vesting immediately and expiring in 2018.

Unvested warrants to non-employees are re-measured at fair value as of each balance sheet date. The following is a summary of the weighted average assumptions used in the valuation of warrants under the Black-Scholes model at each balance sheet date:

	Year ended December 31,
	2013	2012	2011
Dividend yield	0.00%	0.00%	0.00%
Volatility	55.0%	55.0%	55.28%
Expected term (years)	4.63	5.00	6.00
Risk-free interest rate	1.09%	0.72%	1.09%

Common stock warrant activity during the periods indicated is as follows:

	Number of shares subject to warrants	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at January 1, 2011	22,559	$0.76	8.83	$23
Granted	328,700	1.80
Exercised	(211,530)	1.72
Balance at December 31, 2011	139,729	$1.80	6.02	$866
Balance at December 31, 2012	139,729	$1.80	5.02	$1,006
Exercised	(14,729)	1.80
Repurchased	(125,000)	1.80

Balance at December 31, 2013	—	—	—	—

There were no warrants granted in 2013 and 2012, no warrants exercised in 2012 and there are no warrants outstanding as of December 31, 2013 because all warrants have been exercised or repurchased. The weighted average grant date fair value of warrants granted during the years ended December 31, 2011 was $2.56. The total intrinsic value of warrants exercised during the year ended December 31, 2013 was $150. The total intrinsic value of warrants exercised during the years ended December 31, 2011 was $1,290. The total intrinsic value of warrants repurchased during the year ended December 31, 2013 was $1,275. The related compensation expense for non-employee warrants recognized during the years ended December 31, 2013, 2012 and 2011 recorded in general and administrative expense, was $299, $206 and $859, respectively.

At December 31, 2013, there was no unrecognized expense related to unvested warrants as there were no outstanding warrants.

Common Stock Call Option

In conjunction with the recapitalization and issuance of Series A Convertible Preferred Stock in July 2011, the Company entered into a stock repurchase agreement (the Agreement) with certain members of senior management. The Agreement included a contractual call option, providing the Company an option to repurchase up to 50% of the employee’s then outstanding shares of common stock for $7.80 per share in the event of resignation or termination by the employee. The call option was effective for the two-year period following the recapitalization transaction, expired on July 15, 2013, and represented a compensatory arrangement in that the key employees were required to continue employment for a period of two years to earn back the right to participate in any appreciation in the value of the underlying shares or be subject to repurchase under the Company’s call option. Pursuant to the terms of the Agreement, stock options that vest and are exercised by management during the two-year period of the Agreement become subject to the repurchase provisions.

The value of the effective stock options created upon execution of the Agreement was determined using a Black-Scholes pricing model, and the associated compensation expense is being recognized on a straight-line basis over the two-year period and is included in sales and marketing, research and development, and general and administrative expense in the accompanying consolidated statements of operations. Key assumptions used in the Black-Scholes pricing model were:

Dividend yield	0.00%
Volatility	40.00%
Expected term (years)	2.00
Risk-free interest rate	0.37%

The Company recorded stock-based compensation expense related to the employee’s compensatory arrangement created by the Company’s call option of $1,824, $2,965, and $1,651 as of December 31, 2013, 2012 and 2011, respectively. The call option agreement expired on July 15, 2013.

The Company repurchased 504,559 shares of common stock in September 2012 at $7.80 per share for a total of $3,936 under this agreement resulting from the exercise of its call option in connection with the termination of the former chief financial officer. The repurchased shares are held in treasury stock at cost.

Common Stock Valuations

Prior to the Company’s IPO in August 2013, the Company derived the value of its common stock using valuation models prepared by third parties. In addition, management and the Company’s Board of Directors also considered relevant market activity including the then anticipated IPO, and other events occurring in recent proximity to valuation dates, including the recapitalization transaction and issuance of New Series A Convertible Preferred Stock in July 2011 to determine an estimate of fair value per share for stock options granted prior to August 2013 and for options granted during the years ended December 31, 2012 and 2011.

Subsequent to the Company’s IPO, the value of the Company’s common stock was determined based on the closing market price of the Company’s common stock traded on the New York Stock Exchange.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

9. Stockholders’ Equity

Initial public offering

On August 14, 2013, the Company completed its Initial Public Offering (IPO) of common stock. In connection with the Company’s IPO, the Company’s Board of Directors and stockholders approved a 1-for-4 reverse stock split of its outstanding common stock and convertible preferred stock effective August 5, 2013. All share and per share amounts contained in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. Upon completion of the Company’s IPO, (i) all outstanding shares of Series A Convertible Preferred Stock converted into an aggregate of 17,418,807 shares of common stock and (ii) the Company issued 6,440,000 shares of common stock resulting in net proceeds of $122.1 million after deducting the underwriters discount and offering expenses.

Preferred Stock

Concurrent with the IPO, the Company amended and restated its certificate of incorporation (“Amended Articles”) to authorize 100,000,000 shares of $0.001 undesignated preferred stock, of which, zero was outstanding as of December 31, 2013. Under the terms of the Amended Articles, the Company’s board is authorized to issue shares of preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend right, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock issued.

Common Stock

Pursuant to the Amended Articles and concurrent with the Company’s IPO, the Company authorized 1,000,000,000 shares of $0.001 common stock, of which 39,889,577 and 15,380,969 shares were outstanding as of December 31, 2013 and 2012, respectively. The holders of the common stock are entitled to dividends only when declared out of legally available funds by the Board of Directors and subject to any preferential rights of any outstanding preferred stock. Each share of common stock has one vote and there are no cumulative rights to holders of common stock. The holders of common stock have no preemptive or conversion rights and he rights, preferences and privileges of the holders of common stock are subject to the rights of the holders of any series of preferred shares which may be designated and issued in the future

Treasury Stock

The Company repurchased 507,059 shares of common stock in 2012 for a total of $3,950, of which 504,559 shares and $3,936 related to the exercise of call options in connection with the termination of the former chief financial officer. The repurchased shares are held in treasury at cost.

Recapitalization and Series A Convertible Preferred Stock

In July 2011, all of the Company’s previously existing series of preferred stock were converted to common stock. The Company simultaneously issued and sold 17,418,807 shares of Series A Convertible Preferred Stock to new, unaffiliated investors at a price of $7.80 per share, generating proceeds of $135,023, net of transaction costs. Immediately thereafter, the Company repurchased 17,418,695 shares of common stock held by certain stockholders for an aggregate $135,525, net of $341 related to a cashless exercise. The repurchased shares were retired by the Company’s board of directors upon repurchase.

The Series A Convertible Preferred Stock was convertible at the option of the holder, at any time, on a one-to-one basis to common stock. The Series A Convertible Preferred Stock was not redeemable, had no preferences over the common stock with respect to dividends and voting rights, and had no liquidation preferences upon dissolution or winding up of the Company and was akin to common stock. The Series A Convertible Preferred Stock voted on an as-if converted to common stock basis. There were 17,418,807 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2012.

In August 2013 and concurrent with the IPO, all of the shares of existing Series A Convertible Preferred Stock were converted into 17,418,807 shares of common stock at a one-to-one ratio.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

10. Retirement Plans

a) U.S. 401(k) Plan

All employees are eligible to participate in the Company’s Profit Sharing 401(k) Plan according to certain age and period of service restrictions. The Plan provides for discretionary Company contributions. No Company contributions were made during the years ended December 31, 2013, 2012 and 2011.

b) India Gratuity Plan

In addition, under the India Payment of Gratuity Act of 1972, the Company maintains a gratuity defined-benefit plan for eligible employees of the Company’s India subsidiary. Upon termination of an employee for any reason, the Company must pay the equivalent of 15 days of the current salary to the employee for each year of service. The benefit begins to accrue after five years of service.

The funding liability under the plan is actuarially-determined, based on a rate of interest of 9.3% and 8.5% and a retirement age of 58 years, and was $851 and $555 as of December 31, 2013 and 2012, respectively. The liability is included in accrued and other current liabilities in the accompanying consolidated balance sheets. Expense under the plan was $402, $145 and $207 for the years ended December 31, 2013, 2012 and 2011, respectively. The plan is currently unfunded.

11. Commitments and Contingencies

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

b) Lease Agreements

The Company leases office facilities under non-cancelable operating leases with various expiration dates. The operating leases may include options that permit renewals for additional periods. Rent abatements and escalations are considered in the determination of straight-line rent expense for operating leases. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows:

2014	$2,907
2015	2,500
2016	4,210
2017	4,140
2018	3,732
2019	3,227
Thereafter	19,545

Total minimum lease payments	$40,261

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

Rent expense under the operating leases was $2,815, $2,080 and $1,667 for the years ended December 31, 2013, 2012 and 2011, respectively.

c) Strategic Partnership Agreement

The Company is a party to a strategic partnership agreement, pursuant to which the Company is obligated to make payments in exchange for the receipt of referrals from a provider’s existing customers. The Company pays a fee based on the actual number of referrals, subject to a minimum through November 18, 2013, after which payments become based on a set fee per quarter in exchange for the receipt of referrals from the providers existing customers. The agreement is effective until November 19, 2017. The Company accrued expenses totaling $280, $417 and $321 during the year ended December 31, 2013, 2012 and 2011, respectively, under this agreement.

d) Acquisition Payouts

A summary of the changes in the recorded amount of accrued compensation and consideration from acquisitions from December 31, 2012 to December 31, 2013 is as follows (dollars in thousands):

Acquisition:	Liability as of December 31, 2012	Payments	Additional Accruals	Liability as of December 31, 2013
CrowdTorch (Seedlabs)	$280	(280)	280	$280
CrowdCompass	736	(1,388)	1,714	1,062
TicketMob	—	—	445	445

	$1,016	(1,668)	2,439	$1,787

The accrued compensation and consideration related to acquisition payouts is recorded within accrued and other current liabilities on the balance sheet.

On September 30, 2013, the Company amended its payout agreement with one of the individuals from its CrowdCompass acquisition due to the individual’s resignation from employment. The updated agreement removed the requirement for the individual to remain employed by the Company in order to receive payment and reduced the individual’s year three payout. As the amended agreement eliminates the service requirement, the full amount of the remaining year two and amended year three payouts was recorded as compensation expense in the third quarter of 2013 and is accrued as of December 31, 2013 and will be paid over the next two years.

12. Related-Party Transactions

The Company had no related party transactions during the years end December 31, 2013 and 2012. In July 2011, the Company repurchased 5,669,374 shares of its common stock held by the executive officers and directors at a purchase price of $7.80 per share for the aggregate amount of $44,221 which was included in total repurchases of common and preferred stock of $137,055.

13. Segment Information and Geographic Data

The Company is organized and operates as a single reportable segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

December 31, 2013 and 2012

Platform subscription and marketing solutions revenue are principally derived from North America. Revenue from outside North America sources represented 10%, 9% and 7% of total revenue in 2013, 2012 and 2011, respectively.

Property and equipment in non-North American geographic locations represented 48% and 26% of total assets as of December 31, 2013 and 2012, respectively, and are located primarily in India.

14. Subsequent Events

In January 2014, the Company completed a secondary offering of 5,280,000 shares of its common stock. In the secondary offering, the Company sold 747,500 shares and received proceeds, net of underwriting discounts and estimated offering expenses, of $24.7 million.

Concurrent with a new headquarters lease, the Company received a grant of $1,000 as an incentive to promote local economic growth. The grant is contingent upon making certain capital investments and creating new jobs and expires in 2016, or upon meeting the requirements specified in the grant agreement.

The Company has evaluated subsequent events through March 13, 2014, the date the consolidated financial statements were available to be issued.

15. Unaudited Quarterly Results of Operations

	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(in thousands)
Revenue	$30,696	$29,145	$26,935	$24,360	$23,609	$21,836	$19,779	$18,250
Cost of revenue	10,675	8,412	7,172	6,003	5,925	5,395	4,628	4,625

Gross profit	20,021	20,733	19,763	18,357	17,684	16,441	15,151	13,625
Operating expenses:
Sales and marketing	13,203	11,552	12,131	11,519	10,125	9,192	8,420	8,136
Research and development	3,086	2,813	2,789	2,502	2,214	2,082	1,886	1,423
General and administrative	4,325	6,092	6,154	4,647	3,566	2,269	3,553	2,135

Total operating expenses	20,614	20,457	21,074	18,668	15,905	13,543	13,859	11,694

Income (loss) from operations	(593)	276	(1,311)	(311)	1,779	2,898	1,292	1,931
Interest income	338	295	123	259	141	199	203	268

Income (loss) from operations before income tax expense	(255)	571	(1,188)	(52)	1,920	3,097	1,495	2,199
Provision (benefit) for income taxes	178	1,400	1,099	(362)	399	1,696	982	1,329

Net income (loss)	$(433)	$(829)	$(2,287)	$310	$1,521	$1,401	$513	$870

Net income (loss) per share—basic	$(0.01)	$(0.03)	$(0.15)	$0.01	$0.05	$0.04	$0.02	$0.03
Net income (loss) per share—diluted	$(0.01)	$(0.03)	$(0.15)	$0.01	$0.04	$0.04	$0.01	$0.02

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$286	$180	—	$140	$326
Year ended December 31, 2012:
Allowance for doubtful accounts	326	344	—	165	505
Year ended December 31, 2013:
Allowance for doubtful accounts	505	392	—	166	731

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We produce our consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully as a publicly traded company.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The primary factors contributing to the material weakness, which relates to our control environment and financial statement close process, were:

•	We have ineffective entity level and process level controls impacting the preparation and review of our consolidated financial statements. We have ineffective monitoring and management oversight of the financial reporting control environment and ineffective process level controls related to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. Specifically, we determined that we had significant deficiencies related to inappropriately designed and ineffective controls over our cut off procedures, reviews of account reconciliations and account analyses, and ineffective controls related to the preparation and review of our financial statements, all of which, in the aggregate, were determined to be a material weakness in internal control over financial reporting as of December 31, 2013.

•	We did not have adequate policies and procedures in place to ensure the effective design and operation of general IT controls over our financial reporting systems. Specifically, we identified deficiencies in internal controls related to access to programs and data, and program development and changes, which we consider in the aggregate to be a material weakness, due to the inability to rely on certain system generated reports and application controls.

As previously disclosed, in connection with the preparation of our consolidated financial statements for the years ended December 31, 2012 and 2011, we determined that we had significant deficiencies related to our review of equity transactions, controls related to the preparation and review of our tax provision and the operation of our financial reporting controls, all of which aggregated to a material weakness in internal control over financial reporting.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. In March 2014, we hired a Sarbanes-Oxley, or SOX, Manager to assist us in our remediation efforts and in our efforts to improve our control environment. We expect to complete the development and formal documentation of our policies and procedures relating to our internal controls by the end of 2014; however, we cannot provide any assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014, or that our registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

Although we believe these controls, once properly designed and implemented, will be effective, we have not performed an evaluation of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses, in addition to those discussed above, may have been identified.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Our qualification as an emerging growth company may last for up to five years following our IPO on August 8, 2013.

During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

As a result of various factors including, in part, the identified material weaknesses in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of December 31, 2013 were ineffective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC.

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

If our efforts to remediate these material weaknesses are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures.

Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the New York Stock Exchange, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have these existing material weaknesses or other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

In 2013, we began implementing procedures and controls designed to mitigate the material weakness and underlying significant deficiencies in the design and operation of our internal controls over financial reporting relating to management review controls over complex, non-routine accounting transactions and the preparation and review of financial statements. Amongst other actions, we have expanded our in-house accounting and finance resources, including hiring eleven new personnel since October 2012, including our chief financial officer; implemented enhanced review procedures; begun a comprehensive documentation of our internal controls and procedures; and implemented more formal procedures as to the evaluation of non-routine judgments and estimates. In addition, we are currently implementing an internal audit function and expect to complete our documentation of our internal controls and procedures by the end of 2014.

Inherent Limitations on Effectiveness of Controls

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of the Company, with regard to their Cvent-related activities. Our code of business conduct and ethics is available on our website at http://investors.cvent.com/governance/governance-documents.aspx . We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the New York Stock Exchange.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Compensation” in our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and “ Equity Compensation Plan Information” in our 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled “Governance of the Company” in our 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Audit and Non-Audit Fees” in our 2014 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements: Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report.

2.	Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement, dated June 12, 2012, by and among Registrant, CrowdCompass, Inc. and stockholders of CrowdCompass, Inc.	S-1	333-189837	2.1	July 8, 2013

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-189837	3.2	August 5, 2013

3.2	Amended and Restated Bylaws	S-1	333-189837	3.3	July 8, 2013

4.1	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant.	S-1	333-189837	4.1	July 8, 2013

10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.	S-1	333-189837	10.1	July 8, 2013

10.2+	Stock Incentive Plan, as amended to date.	S-1	333-189837	10.4	July 8, 2013

10.3+	Form of Stock Option Agreement under Stock Incentive Plan.	S-1	333-189837	10.5	July 8, 2013

10.4+	2013 Equity Incentive Plan.	S-1/A	333-189837	10.6	July 29, 2013

10.5+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-189837	10.7	July 29, 2013

10.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan.	S-1/A	333-189837	10.8	July 29, 2013

10.7+	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan.	S-1/A	333-189837	10.14	July 29, 2013

10.8+	Form of Stock Repurchase Agreement by and between the Registrant and each of Rajeev K. Aggarwal, Charles V. Ghoorah, David Quattrone, Dwayne J. Sye and certain other employees of the Registrant dated July 15, 2011.	S-1	333-189837	10.10	July 8, 2013

10.9+	Offer Letter by and between the Registrant and Peter L. Childs, dated October 2, 2012.	S-1	333-189837	10.11	July 8, 2013

10.10+	Non-Employee Director Compensation Policy	S-1/A	333-189837	10.13	July 29, 2013

10.11	Office Lease, dated as of May 17, 2006, as amended, by and between the Registrant and Greensboro Park Property Owner LLC.	S-1/A	333-189837	10.2	August 5, 2013

10.12	Office Leases, dated as of January 13, 2010 and May 15, 2011, by and between Cvent India Private Limited and DLF Cyber City Developers Limited.	S-1	333-189837	10.3	July 8, 2013

10.13	Office Leases by and between Cvent India and DLF Assets Private Limited.	S-1/A	333-189837	10.15	August 5, 2013

10.14	Office Leases by and among Registrant and TMG Solutions Plaza 1, L.L.C., TMG Solutions Plaza 2, L.L.C., and TMG Solutions Plaza 3, L.L.C. dated October 23, 2013.	10-Q	001-36043	10.1	November 12, 2013

10.15	Service Agreement, dated as of August 23, 2010, by and between the Registrant and JPS Holdings, Inc.	S-1	333-189837	10.12	July 8, 2013

10.16	Third Amended and Restated Stockholders’ Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant.	S-1	333-189837	10.9	July 8, 2013

10.17	Voting Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant.	S-1	333-189837	4.2	July 8, 2013

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page of this Annual Report on Form 10K)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB†	XBRL Taxonomy Extension Label Linkbase.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase.

+	Indicates management contract or compensatory plan.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the twenty-first day of March, 2014.

Cvent, Inc.

By:	/s/ Rajeev K. Aggarwal
Rajeev K. Aggarwal
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Rajeev K. Aggarwal. and Peter L. Childs, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rajeev K. Aggarwal Rajeev K. Aggarwal	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 21, 2014

/s/ Peter L. Childs Peter L. Childs	Chief Financial Officer (Principal Financial and Accounting Officer	March 21, 2014

/s/ Sanju K. Bansal Sanju K. Bansal	Director	March 21, 2014

/s/ Tony Florence Tony Florence	Director	March 21, 2014

/s/ Jeffrey Lieberman Jeffrey Lieberman	Director	March 21, 2014

/s/ Kevin T. Parker Kevin T. Parker	Director	March 21, 2014