Form 10-Q
period 2014-03-31
CVENT INC
filed 2014-05-14
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2014, there were 41,183,623 shares of the registrant’s common stock outstanding.

CVENT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cvent, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,019	$146,407
Restricted cash	673	664
Short-term investments	10,637	11,359
Accounts receivable, net of reserve of $761 and $731, respectively	24,758	33,199
Prepaid expense and other current assets	8,197	7,894
Deferred tax assets	3,060	3,060

Total current assets	238,344	202,583
Property and equipment, net	8,591	7,906
Capitalized software development costs, net	11,260	9,264
Intangible assets, net	2,924	3,123
Goodwill	12,238	12,703
Deferred tax assets, non-current	257	257

Total assets	$273,614	$235,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,402	$5,388
Accrued and other current liabilities	18,808	18,477
Deferred revenue	69,984	65,203

Total current liabilities	98,194	89,068
Deferred tax liabilities, non-current	3,323	3,323
Other liabilities, non-current	2,196	1,407

Total liabilities	103,713	93,798
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; and zero issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at March 31, 2014 and December 31, 2013; 41,458,347 and 40,409,791 shares issued and 40,938,133 and 39,889,577 outstanding at March 31, 2014 and December 31, 2013, respectively	41	40
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	195,170	168,949
Accumulated deficit	(21,344)	(22,985)

Total stockholders’ equity	169,901	142,038

Total liabilities and stockholders’ equity	$273,614	$235,836

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$31,401	$24,360
Cost of revenue[1]	9,208	6,003

Gross profit	22,193	18,357
Operating expenses:
Sales and marketing[1]	13,667	11,519
Research and development[1]	3,189	2,502
General and administrative[1]	4,697	4,647

Total operating expenses	21,553	18,668

Income (loss) from operations	640	(311)
Interest income	279	259

Income (loss) from operations before income tax expense	919	(52)
Benefit from income taxes	(722)	(362)

Net income	$1,641	$310

Net income per common share:
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

Weighted average common shares outstanding - basic	40,619,281	32,871,967
Weighted average common shares outstanding - diluted	43,194,174	34,567,659

[1]	Stock-based compensation expense included in the above:

Cost of revenue	$193	$210
Sales and marketing	303	777
Research and development	204	141
General and administrative	230	311

Total	$930	$1,439

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months Ended March 31,
	2014	2013
Operating activities:
Net income	$1,641	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,001	1,756
Foreign currency transaction loss	(166)	(1)
Stock-based compensation expense	930	1,439
Change in operating assets and liabilities:
Accounts receivable, net	8,906	14,771
Prepaid expenses and other assets	(271)	(2,334)
Accounts payable, accrued and other liabilities	5,655	(564)
Deferred revenue	4,781	1,704

Net cash provided by operating activities	23,477	17,081

Investing activities:
Purchase of property and equipment and capitalized software development costs	(4,772)	(1,799)
Net sales of short-term investments	722	1,679
Acquisition-related consideration payments	(20)	(528)
Restricted cash	(9)	(2)

Net cash used in investing activities	(4,079)	(650)

Financing activities:
Proceeds from exercise of stock options	234	21
Proceeds from follow-on public offering, net of expenses	24,814	—

Net cash provided by financing activities	25,048	21

Effect of exchange rate changes on cash and cash equivalents	166	1

Increase in cash and cash equivalents	44,612	16,453
Cash and cash equivalents, beginning of period	146,407	16,850

Cash and cash equivalents, end of period	$191,019	$33,303

Supplemental cash flow information:
Income taxes paid	$661	$1,528

Supplemental disclosure of noncash investing activities:
Change in accounts payable for purchase of property and equipment	$289	$—

See accompanying notes to the consolidated financial statements

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. Description of Business

Cvent, Inc. (the “Company”) provides a cloud-based enterprise event management platform with solutions for both sides of the events and meetings value chain: (i) event and meeting planners and (ii) hotels and venues. The Company’s integrated, cloud-based solution addresses the entire event lifecycle by allowing event and meeting planners to organize, market and manage meetings, conferences, tradeshows and other events. The Company’s online marketplace connects event planners and venues through its vertical search engine that accesses its proprietary database of detailed hotel and venue information. The combination of these solutions creates an integrated platform that allows the Company to generate revenue from both sides of the events and meetings value chain.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial information presented in the accompanying unaudited consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013 has been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.

(b) Reclassifications

Certain items in the prior period financial statements have been reclassified for comparative purposes to conform to the current period presentation.

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

Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $3,093 and $2,560 included within cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

(e) Revenue Recognition

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

Ticketing

Ticketing revenue is generated primarily through convenience and order processing fees charged to the end user purchasing the ticket for an event and is recorded net of the face value of the ticket. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. If an event is cancelled, the customer receives a full refund of the ticket price and fees paid.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting and the arrangement consideration is allocated to all deliverables based on the relative selling price method. In such circumstances, the Company uses the selling price hierarchy of: (i) VSOE, if available, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of selling price. VSOE is limited to the price charged when the same element is sold separately by the Company. Due to the unique nature of some multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE; therefore the Company may use its best estimate to establish selling prices for these arrangements. The Company establishes the best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, customer demand and price lists.

(f) Business Combinations

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

(g) Deferred Revenue

Deferred revenue consists of contractual billings or payments received in advance of revenue recognition from platform subscription services or marketing solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments.

(h) Goodwill

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

The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. There was no indication of impairment as of March 31, 2014.

(i) Capitalized Software Development Costs

Costs to develop internal use software are capitalized and recorded as capitalized software in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other Subtopic 40 Internal-Use Software on the balance sheet. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred

(j) Deferred Tax Assets and Liabilities

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

(k) Stock-Based Compensation

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

Determining the fair value of stock-based compensation awards under this model requires judgment, including an estimation of the value per share of the Company’s common stock prior to the Company’s initial public offering (IPO) in August 2013, estimated volatility, risk free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represent the Company’s best estimates, based on management judgment. The estimate of the value per share of the Company’s common stock used in the option-pricing model prior to the Company’s IPO was based on the contemporaneous valuations performed with the assistance of an unrelated third-party valuation specialist and management’s analysis of market transactions in proximity to the valuation dates. The estimated dividend yield is zero since the Company has not issued dividends to date and does not anticipate issuing dividends. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term. Due to its limited trading history, the Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of similar public companies. The expected term of the Company’s option plans represent the period that its stock-based awards are expected to be outstanding. For purposes of determining the expected term, the Company applies the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. Awards generally vest over a service period of four years, with a maximum contractual term of ten years.

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

(l) Foreign Currency

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

Foreign currency gains associated with transactions and remeasurement were $439 and $50 for the three months ended March 31, 2014 and 2013, respectively.

3. Follow-On Public Offering

On January 16, 2014, the Company completed a follow-on public offering of 6,072,000 shares of its common stock. The Company sold 747,500 shares of its common stock, and the selling shareholders sold 5,324,500 shares in the offering, including the underwriters’ over-allotment, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and the Company received net proceeds of $24.8 million after deducting the underwriters discount and offering expenses, which have been included in additional paid-in-capital in the accompanying unaudited balance sheet as of March 31, 2014.

4. Net Income Per Share

The Company calculates basic net income per share of common stock by dividing net income attributable to the common stockholders for the period by the weighted-average number of shares of common stock and participating convertible preferred stock outstanding during the period. The Company calculates diluted net income per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock and convertible preferred stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, as calculated in 2014 and 2013 using the treasury stock method. The Series A Convertible Preferred Stock does not participate in earnings differently than common stock. Accordingly, the net income attributable to common and preferred stockholders would be divided proportionately by the number of shares outstanding of each and there would be no difference in the determination of basic and diluted net income per share calculated separately for common and preferred stock. Included in the diluted weighted average shares outstanding is the effect of early option exercises of 573,941 shares on June 13, 2012. These shares are removed from the basic earnings per share calculation as the shares can be repurchased by the Company prior to the vesting date should employment of the early exercised option shareholders be terminated. The computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2014	2013
Net income	$1,641	$310

Weighted average number of shares outstanding:
Weighted average common shares outstanding	40,619,281	15,453,160
Effect of convertible preferred stock	—	17,418,807

Weighted average shares outstanding for basic earnings per share	40,619,281	32,871,967
Effect of share-based equity award plan	2,574,893	1,604,409
Effect of warrants	—	91,283

Weighted average shares outstanding for diluted earnings per share	43,194,174	34,567,659
Net income per share:
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

5. Income Taxes

The Company generally estimates its annual effective tax rate for the full fiscal year and applies that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company generally records discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate for the annual effective tax rate. For the three months ended March 31, 2014, the Company determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process. As a result, the Company has recorded the provision for income taxes for the three months ended March 31, 2014 using the actual effective rate for the three months ended March 31, 2014 (the “cut-off” method). The effective tax rate for the three months ended March 31, 2013 was calculated based on an estimated annual effective tax rate plus discrete items, as described above. The Company’s consolidated effective tax rate for the three months ended March 31, 2014 and 2013 was (78.6) and 694.7%, respectively. The change in rate from the comparable period is primarily due to increased additional deductions related to stock based compensation, partially offset by changes in income from operations before income tax in each period.

The Company’s estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The Company is subject to U.S. federal income tax, various state income taxes and various foreign income taxes. The effective income tax rate for the three months ended March 31, 2014 reflects various foreign income taxes.

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

The Company has recorded a valuation allowance on certain foreign net operating loss carryforwards and does not currently anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation to the U.S. As of March 31, 2014, the undistributed earnings of the Company’s foreign affiliates was $2,203.

The Company’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

6. Stock-Based Compensation Plan

Stock Options

As of March 31, 2014, the Company has only granted stock options settleable in shares. Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The awards have various terms and vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire 10 years after the date of grant. At March 31, 2014, there were 6,775,711 shares available for the Company to grant under the 2013 Equity Incentive Plan.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for 2014 and 2013 grants are provided in the table below. Because the Company’s shares were not publicly traded prior to August 9, 2013 and its shares were rarely traded privately, and due to the limited trading history since August 9, 2013, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.

The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Dividend yield	0.00%	0.00%
Volatility	48.96%	53.60%
Expected term (years)	6.72	6.53
Risk-free interest rate	1.18%	1.17%

Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2013	3,631,272	$5.78	7.85	$111,150
Granted	163,450	39.04
Exercised	(301,056)	1.48
Forfeited	(30,235)	13.46
Expired	—	—

Balance at March 31, 2014	3,463,431	$7.66	7.49	$98,673

Exercisable at March 31, 2014	1,104,328	$1.76	6.80	$37,979

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 was $19.33. The total intrinsic value of options exercised during the three months ended March 31, 2014 was $10,924.

The Company recorded stock-based compensation expense related to options of $832 and $630 during the three months ended March 31, 2014 and 2013. At March 31, 2014, there was $11,096 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.60 years.

On June 13, 2012, stock options for the purchase of 573,941 shares were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction were recorded as a liability within accrued and other current liabilities and other liabilities, non-current. During the three months ended March 31, 2014, 117,932 of these options vested and the $212 liability related to the vesting options was reclassified to the Company’s stockholders’ equity. The remainder will be reclassified to stockholders’ equity as the Company’s repurchase rights lapse as the options vest.

Restricted Stock Units

During 2014 and 2013, the Company issued restricted stock units (RSUs) to employees and a non-employee director.

RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2013	7,555	$34.27	1.18	$275
Granted	23,250	39.27
Exercised	—	—
Forfeited	—	—

Balance at March 31, 2014	30,805	38.04	2.14	1,114

The related compensation expense for restricted stock units recognized during the three months ended March 31, 2014 and 2013 was $98 and zero, respectively. At March 31, 2014, there was $1,019 of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.14 years.

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

The Company recorded stock-based compensation expense related to the call option of zero and $809 during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was no remaining unrecognized compensation cost related to call options as the Company’s right to repurchase these shares expired July 15, 2013.

7. Stockholders’ Equity

a) Changes in Stockholders’ Equity

In connection with the Company’s follow-on public offering (see note 3), the Company issued an additional 747,500 shares for net proceeds of $24.8 million after deducting the underwriters discount and offering expenses. Changes in stockholders’ equity for the three months ended March 31, 2014 were as follows (in thousands, except for share amounts):

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance as of December 31, 2013	40,409,791	$40	$(3,966)	$168,949	$(22,985)	$142,038
Net income	—	—	—	—	1,641	1,641
Share-based compensation expense	—	—	—	930	—	930
Exercise of stock options	183,124	—	—	234	—	234
Issuance of common stock upon vesting of early exercised options	117,932	—	—	212	—	212
Issuance of common stock in follow-on offering	747,500	1	—	24,845	—	24,846

Balance as of March 31, 2014	41,458,347	$41	$(3,966)	$195,170	$(21,344)	$169,901

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

b) Acquisition Payouts

A summary of the changes in the recorded amount of accrued compensation from acquisitions from December 31, 2013 to March 31, 2014 is as follows (dollars in thousands):

Acquisition:	Liability as of December 31, 2013	Payments	Additional Accruals	Liability as of March 31, 2014
CrowdTorch (Seed Labs)	$280	$(260)	$23	$43
CrowdCompass	1,062	—	238	1,300
TicketMob	445	—	110	555

	$1,787	$(260)	$371	$1,898

The accrued compensation related to acquisition payouts is recorded within accrued and other current liabilities on the balance sheet.

On March 31, 2013, the Company amended its payout agreement with one of the individuals from its CrowdCompass acquisition due to the individual’s resignation from employment. The updated agreement removed the requirement for the individual to remain employed by the Company in order to receive payment and reduced the individual’s year three payout. As the amended agreement eliminates the service requirement, the full amount of the remaining year two and amended year three payouts were accrued and recorded as compensation expense in 2013 and will be paid over the following two years.

9. Subsequent Events

The Company has evaluated subsequent events through May 14, 2014, the date the financial statements were available to be issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors.” In Part I, Item IA of our Annual Report on Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. The words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three months ended March 31, 2014 and 2013 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three months ended March 31, 2014 and 2013 includes all adjustments, consisting only of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.

Overview

We are a leading cloud-based enterprise event management platform. We provide solutions for both sides of the events and meetings value chain: (i) event and meeting planners, and (ii) hotels and venues. Our integrated, cloud-based solutions address the entire event lifecycle by allowing event and meeting planners to organize, market and manage their meetings, conferences, tradeshows and other events. Our online marketplace connects event planners and venues through our vertical search engine that accesses our proprietary database of detailed venue information. The combination of these solutions creates an integrated platform that allows us to generate revenue from both sides of the events and meetings value chain.

Our event and meeting planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual and multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise events and meetings including external events, such as conferences, tradeshows, and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our event and meeting planning platform subscription solutions was $21.7 million for the three months ended March 31, 2014, and $17.2 million for the three months ended March 31, 2013, or 69% and 70% of our total revenue, respectively, during each of those periods. We generally recognize revenue from these contracts ratably over the term of the contract.

On the other side of the event value chain, hotels and venues utilize our online marketing solutions to generate more visibility with ready-to-transact event and meeting planners. Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with more than 224,000 venues in our proprietary database. We believe that our CSN contains the world’s largest, most accurate and searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual and multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in our CSN; we recognize the revenue from these marketing solutions over the term of the solution or marketing agreement based on the estimated selling prices of each solution. Revenue from our marketing solutions was $9.7 million for the three months ended March 31, 2014, and $7.2 million for the three months ended March 31, 2013, or 31% and 30% of our total revenue, respectively, during each of those periods.

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

Platform subscription revenue also includes revenue from our mobile event apps, ticketing and web survey products.

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

We are invested in the success of our customers and as such, we will continue to invest in providing support and expanding our capacity to support our growth, which in the near-term will result in higher cost of revenue in absolute dollars and as a percentage of revenue.

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

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in the near-term in absolute dollars as we continue to expand our business both domestically and internationally. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred.

With the exception of our three acquisitions, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. Notwithstanding, we expect research and development expenses to increase in the near-term in absolute dollars and as a percentage of revenue as we add new functionality on the platform and expand our cloud-delivery infrastructure.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, legal and human resource staffs, including salaries, benefits, bonuses and stock-based compensation, as well as professional fees, insurance premiums, other corporate expenses, and overhead.

We expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenue as we continue to expand our operations and hire additional personnel. As a new public company, we expect to incur additional expenses related to outside legal counsel, accounting and auditing activities, compliance with public company reporting and corporate governance requirements, increased insurance requirements and enhancing our internal control environment.

Critical Accounting Policies and Estimates

Our unaudited financial statements and the related notes included elsewhere in this Current Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on form 10K dated March 21, 2014, and filed with the SEC.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended March 31,
	2014	2013
	(In thousands)
Revenue	$31,401	$24,360
Costs of revenue	9,208	6,003

Gross profit	22,193	18,357
Operating expenses:
Sales and marketing	13,667	11,519
Research and development	3,189	2,502
General and administrative	4,697	4,647

Total operating expenses	21,553	18,668

Income (loss) from operations	640	(311)
Interest income	279	259

Income (loss) from operations before income tax expense	919	(52)
Benefit from income taxes	(722)	(362)

Net income	$1,641	$310

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended March 31,
	2014	2013
Revenue	100%	100%
Costs of revenue	29	25

Gross profit	71	75
Operating expenses:
Sales and marketing	44	47
Research and development	10	10
General and administrative	15	19

Total operating expenses	69	76

Income (loss) from operations	2	(1)
Interest income	1	1

Income (loss) from operations before income tax expense	3	(0)
Benefit for income taxes	(2)	(1)

Net income	5%	1%

Comparison of Three months Ended March 31, 2014 and 2013

Revenue

	Three months ended March 31,		Variance Dollars
	2014	2013
	(In thousands)
Revenue by product:
Platform subscriptions	$21,679	$17,123	$4,556
Marketing solutions	9,722	7,237	2,485

Total revenue	$31,401	$24,360	$7,041

Percentage of revenue:
Platform subscriptions	69%	70%
Marketing solutions	31%	30%

Total revenue	100%	100%

Total revenue increased $7.0 million during the three months ended March 31, 2014 compared to the same quarter in 2013, primarily driven by a $6.6 million increase in revenue from sales of features and functionality and new advertising products to new customers, partially offset by customers lost during the three months ended March 31, 2014.

Platform subscription revenue increased $4.6 million during the three months ended March 31, 2014 compared to the same quarter in 2013 primarily due to a $5.0 million increase in revenue from sales of event planning subscriptions to new customers in 2014. Revenue from sales of additional features and functionality to existing customers, increased registrations and a full quarter of revenue for new 2013 customers contributed $1.5 million in platform subscription revenue during the three months ended March 31, 2014. These amounts were partially offset by customers lost during the three months ended March 31, 2014.

Marketing solutions revenue increased $2.5 million during the three months ended March 31, 2014 compared to the same quarter in 2013 primarily due to recognition of $1.6 million in revenue from sales to new customers. Revenue recognized from sales of additional marketing solutions and price increases contributed an additional $1.7 million during the three months ended March 31, 2014. These amounts were partially offset by customers lost during the three months ended March 31, 2014.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 11% and 10% of total revenue for the three and three months ended March 31, 2014 and 2013. We expect that the proportion of total revenue from outside of North America will grow in the future.

Cost of Revenue

	Three months ended March 31,		Variance Dollars
	2014	2013
	(In thousands)
Cost of revenue	$9,208	$6,003	$3,205
Percentage of revenue	29%	25%

Cost of revenue increased by $3.2 million during the three months ended March 31, 2014 compared to the corresponding quarter in 2013. This increase was primarily due to an increase in technology maintenance expense of $1.4 million and an increase in customer service support costs of $0.6 million. Both of these increases were related to supporting the expanded features and functionality of our products. In addition, amortization of capitalized software and acquired technology increased by $0.4 million. Credit card processing fees increased $0.3 million, and other overhead costs increased by $0.4 million.

Operating Expenses

	Three months ended March 31,		Variance Dollars
	2014	2013
	(In thousands)
Operating expenses:
Sales and marketing	$13,667	$11,519	$2,148
Research and development	3,189	2,502	687
General and administrative	4,697	4,647	50

Total operating expenses	$21,553	$18,668	$2,885

Percentage of revenue:
Sales and marketing	44%	47%
Research and development	10%	10%
General and administrative	15%	19%

Total operating expenses	69%	76%

Sales and Marketing

Sales and marketing expenses increased by $2.1 million for the three months ended March 31, 2014 over the corresponding quarter in 2013. The increase is primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 17% from March 31, 2013 to March 31, 2014, to support revenue growth and expanded features and functionality. This increase contributed $1.8 million of additional expenses in the three months ended March 31, 2014. Costs related to expanded marketing efforts contributed to an additional $0.3 million to the period-over-period difference.

Research and Development

Research and development expenses increased by $0.7 million for the three months ended March 31, 2014 over the corresponding quarter in 2013. The increase is primarily due to increased head count within our software development group for development of internal systems and infrastructure and to integrate new product lines. Total head count within research and development increased by 38% from March 31, 2013 to March 31, 2014.

General and Administrative

General and administrative expenses increased by $0.1 million for the three months ended March 31, 2014 over the corresponding quarter in 2013. This increase is primarily due to increased head count for administrative operations, partially offset by foreign currency gain and favorable sales tax assessments. Total head count of our general and administrative operations increased by 24% from March 31, 2013 to March 31, 2014, which contributed $0.7 million of increased personnel and related expenses in the three months ended March 31, 2014. Additionally, the foreign currency impact of our India and United Kingdom operations reduced cost by $0.3 million, and expenses associated with a favorable assessment of indirect taxes based on an expanded presence reduced costs by an additional $0.3 million.

Interest Income

	Three months ended March 31,		Variance Dollars
	2014	2013
	(In thousands)
Interest income	$279	$259	$20
Percentage of revenue	1%	1%

Interest income increased slightly for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to higher cash and cash equivalents balances from proceeds of our initial public offering and follow-on public offering.

Provision for Income Taxes

	Three months ended March 31,		Variance Dollars
	2014	2013
	(In thousands)
Benefit from income taxes	$(722)	$(362)	$(360)
Percentage of revenue	(2)%	(1)%

The income tax benefit for the three months ended March 31, 2014 increased by $0.4 million compared to the three months ended March 31, 2013, primarily as a result of the deduction generated from disqualifying dispositions of incentive stock options, partially offset by the period over period increase in income from operations before income tax.

Liquidity and Capital Resources

Sources of Liquidity

On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to the Company after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to the Company after offering expenses. Historically, we have financed our operations primarily through private placements of capital stock and cash generated from operating activities. As of March 31, 2014, we had $191.0 million of cash and cash equivalents, excluding $0.7 million of restricted cash, and $10.6 million of short-term investments.

We believe our current cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Working Capital and Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$23,477	$17,081
Net cash used in investing activities	(4,079)	(650)
Net cash provided by financing activities	25,048	21
Effect of exchange rates on cash	166	1

Net increase in cash and cash equivalents	$44,612	$16,453

Our cash, cash equivalents and short-term investments at March 31, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of March 31, 2014, $5.6 million of our total cash and cash equivalents and $10.6 million of our short-term investments were held in India and $4.4 million of our total cash and cash equivalents were held in deposit accounts in the United Kingdom. These balances are available for general corporate purposes.

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the three months ended March 31, 2014 and 2013 is primarily attributable to net income and the change in accounts receivable, both of which are driven by an increasing customer base and increased sales of our platform subscriptions, mobile, and marketing services. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. Our days sales outstanding, or DSO, is a primary driver in cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the fourth quarter. Additionally, we generally invoice our large hotel customers of the Cvent Supplier Network in the fourth quarter, resulting in higher accounts receivable at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using billings for the period divided by accounts receivable and adjusted for the number of days in the period.

Net cash provided by operating activities was $23.5 million for the three months ended March 31, 2014, driven primarily by a decrease in accounts receivable of $8.9 million and an increase in deferred revenue of $4.8 million generally as a result of our historical cash collection and billing cycle, and an increase in accounts payable of $5.7 million. Net cash provided by operating activities was also driven by net income for the period, as adjusted for the add-back of depreciation, amortization and stock-based compensation of approximately $2.9 million. Our DSO as of March 31, 2014 was 43. The differences in the changes in accounts receivable and deferred revenue for the three months ended March 31, 2014 as compared to March 31, 2013 was primarily a result of the timing of collection of outstanding invoices from certain of our hotel customers of the Cvent Supplier Network, and increased billing in the three months ended March 31, 2014 as compared to the same period in the previous year.

Net cash provided by operating activities was $17.1 million for the three months ended March 31, 2013, driven primarily by a decrease in accounts receivable of $15.0 million and an increase in deferred revenue of $1.7 million generally as a result of our historical cash collection and billing cycle, partially offset by decreases in prepaid expenses of $2.3 million and accounts payable of $0.6 million due to normal operating activity during the period. Net cash provided by operating activities was also driven by net income for the period, as adjusted for the add-back of depreciation, amortization and stock-based compensation of approximately $3.2 million. Our DSO as of March 31, 2013 was 43.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment and software developed for internal use, and short-term investments, as well as business acquisitions in 2012 and related payments in subsequent periods. We expect our capital expenditures and our investment activity to continue to increase as our business grows.

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2014. The use of cash was the result of our investment in property and equipment, including software developed for internal use to accommodate the growth of our business totaling $4.8 million, partially offset by net sales of short-term investments.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2013. The use of cash was the result of our investments in property and equipment of $1.8 million, including software developed for internal use to accommodate the growth of our business, partially offset by net sales of short-term investments of $1.7 million.

Financing Activities

For the three months ended March 31, 2014 net cash from financing activities provided $25.0 million in cash during the period primarily driven by $24.8 million in net proceeds received in connection with the closing of our follow-on public offering, and $0.2 million in cash received from the exercises of stock options.

For the three months ended March 31, 2013 cash from financing activities related to proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2013 through March 31, 2014. Information regarding our market risk at March 31, 2013 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on form 10K dated March 21, 2014 and filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We produce our consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully as a publicly traded company.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. The material weakness remained unremediated as of March 31, 2014. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The primary factors contributing to the material weakness, which relates to our control environment and financial statement close process, were:

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

As previously disclosed, in connection with the preparation of our consolidated financial statements for the years ended December 31, 2013 and 2012, we determined that we had significant deficiencies related to our review of equity transactions, controls related to the preparation and review of our tax provision and the operation of our financial reporting controls, all of which aggregated to a material weakness in internal control over financial reporting.

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

As a result of various factors including, in part, the identified material weaknesses in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of March 31, 2014 were ineffective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 21, 2014, remain current in all material respects. Those risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2014

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

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

January 2014 Follow-On Public Offering

On January 16, 2014, our Registration Statements on Form S-1, as amended (Reg. Nos. 333-193188 and 333-193400) were declared effective in connection with the follow-on public offering of our common stock, pursuant to which we and the selling stockholders in such transaction registered the sale of an aggregate of 6,072,000 shares of our common stock, 747,500 shares of which were sold by us and 5,324,500, including the underwriters’ over-allotment sold by the selling shareholders, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and, as a result, we received net proceeds of approximately $24.8 million after underwriters’ discounts and commissions of approximately $1.1 million and additional offering-related costs of $650,000. We did not receive any proceeds from the sales of shares by the selling stockholders, other than the $96,844 in disgorged profits remitted to the Company by two officers due to their sale of 7,500 shares of common stock under Section 16(b) of the Securities Exchange Act of 1934, as amended. The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.

We paid all of the expenses related to the registration and offering of the shares sold by the selling stockholders, other than underwriting discounts and commisions relating to those shares and the fees and expenses of counsel to the selling stockholders. Other than these expenses, we made no payments directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We invested the funds received in registered money market funds. We have not yet used any of the proceeds.

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

Cvent, Inc.

/s/ Peter L. Childs
Peter L. Childs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 14, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.3)

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.1)

4.2(2)	Voting Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated August 5, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated July 8, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.