Form 10-Q
period 2014-06-30
CVENT INC
filed 2014-08-08
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36043

Cvent, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1954458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1765 Greensboro Station Place, 7th Floor Tysons Corner, VA	22102
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2014, there were 42,281,750 shares of the registrant’s common stock outstanding.

CVENT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and changes in the regulatory landscape affecting our business, impact of litigation, plans for growth and future operations, effects of acquisitions, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed or incorporated by reference under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cvent, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,689	$146,407
Restricted cash	673	664
Short-term investments	14,724	11,359
Accounts receivable, net of reserve of $511 and $731, respectively	20,594	33,199
Prepaid expense and other current assets	8,024	7,894
Deferred tax assets	4,015	3,060

Total current assets	223,719	202,583
Property and equipment, net	18,231	7,906
Capitalized software development costs, net	13,460	9,264
Intangible assets, net	2,726	3,123
Goodwill	12,238	12,703
Deferred tax assets, non-current	—	257

Total assets	$270,374	$235,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,178	$5,388
Accrued and other current liabilities	18,842	18,477
Deferred revenue	66,695	65,203

Total current liabilities	91,715	89,068
Deferred tax liabilities, non-current	4,235	3,323
Other liabilities, non-current	2,214	1,407

Total liabilities	98,164	93,798
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; and zero issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at June 30, 2014 and December 31, 2013; 41,588,937 and 40,409,791 shares issued and 41,068,723 and 39,889,577 outstanding at June 30, 2014 and December 31, 2013, respectively	41	40
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	196,487	168,949
Accumulated deficit	(20,352)	(22,985)

Total stockholders’ equity	172,210	142,038

Total liabilities and stockholders’ equity	$270,374	$235,836

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$34,133	$26,935	$65,534	$51,295
Cost of revenue[1]	9,039	7,172	18,247	13,176

Gross profit	25,094	19,763	47,287	38,119
Operating expenses:
Sales and marketing[1]	15,977	12,131	29,644	23,651
Research and development[1]	3,284	2,789	6,473	5,292
General and administrative[1]	4,953	6,154	9,650	10,800

Total operating expenses	24,214	21,074	45,767	39,743

Income (loss) from operations	880	(1,311)	1,520	(1,624)
Interest income	362	123	641	383

Income (loss) from operations before income taxes	1,242	(1,188)	2,161	(1,241)
Provision for (benefit from) income taxes	250	1,099	(472)	736

Net income (loss)	$992	$(2,287)	$2,633	$(1,977)

Net income (loss) per common share:
Basic	$0.02	$(0.15)	$0.06	$(0.13)

Diluted	$0.02	$(0.15)	$0.06	$(0.13)

Weighted average common shares outstanding—basic	41,003,038	15,699,359	40,812,220	15,576,259
Weighted average common shares outstanding—diluted	43,177,662	15,699,359	43,185,872	15,576,259
[1]Stock-based compensation expense included in the above:
Cost of revenue	$146	$323	$339	$533
Sales and marketing	399	922	702	1,699
Research and development	251	254	455	395
General and administrative	248	311	478	622

Total	$1,044	$1,810	$1,974	$3,249

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$2,633	$(1,977)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,339	3,752
Foreign currency transaction (gain) loss	(114)	166
Stock-based compensation expense	1,974	3,249
Change in deferred taxes	342	—
Change in operating assets and liabilities:
Accounts receivable, net	13,070	12,755
Prepaid expenses and other assets	(130)	(4,561)
Accounts payable, accrued and other liabilities	272	1,376
Deferred revenue	1,492	350

Net cash provided by operating activities	23,878	15,110
Investing activities:
Purchase of property and equipment and capitalized software development costs	(16,274)	(4,898)
Net purchases of short-term investments	(3,365)	(3,150)
Acquisition-related consideration payments	(415)	(1,668)
Restricted cash	(9)	(229)

Net cash used in investing activities	(20,063)	(9,945)
Financing activities:
Proceeds from exercise of stock options and warrants	507	351
Repurchase of warrants	—	(1,275)
Proceeds from follow-on public offering, net of expenses	24,846	—

Net cash provided by (used in) financing activities	25,353	(924)
Effect of exchange rate changes on cash and cash equivalents	114	(166)

Increase in cash and cash equivalents	29,282	4,075
Cash and cash equivalents, beginning of period	146,407	16,850

Cash and cash equivalents, end of period	$175,689	$20,925

Supplemental cash flow information:
Income taxes paid	$929	$2,786

Supplemental disclosure of noncash investing activities:
Change in accounts payable for purchase of property and equipment	$2,189	$—

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial information presented in the accompanying unaudited consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013 has been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.

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

Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $2,989 and $2,560 included within cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively.

(d) Revenue Recognition

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables) with respect to its multiple-element arrangements entered into or significantly modified on or after January 1, 2011. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations.

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

(e) Business Combinations

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

(f) Deferred Revenue

Deferred revenue consists of contractual billings or payments received in advance of revenue recognition from platform subscription services or marketing solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments.

(g) Goodwill

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

The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. There was no indication of impairment as of June 30, 2014.

(h) Capitalized Software Development Costs

Costs to develop internal use software are capitalized and recorded as capitalized software in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other Subtopic 40 Internal-Use Software on the balance sheet. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred

(i) Deferred Tax Assets and Liabilities

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

(j) Stock-Based Compensation

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

(k) Foreign Currency

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

Foreign currency gains (losses) associated with transactions and remeasurement were $45 and $(1,216) for the three months ended June 30, 2014 and 2013, respectively, and $485 and $(1,166) for the six months ended June 30, 2014 and 2013, respectively.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-9, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. Management is currently evaluating which adoption method it will use and assessing the effect the adoption of this standard will have on the consolidated financial statements.

4. Follow-On Public Offering

On January 16, 2014, the Company completed a follow-on public offering of 6,072,000 shares of its common stock. The Company sold 747,500 shares of its common stock, and the selling shareholders sold 5,324,500 shares in the offering, including the underwriters’ over-allotment, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and the Company received net proceeds of $24.8 million after deducting the underwriters discount and offering expenses, which have been included in additional paid-in-capital in the accompanying unaudited balance sheet as of June 30, 2014.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

5. Net Income Per Share

The Company calculates basic net income per share of common stock by dividing net income attributable to the common stockholders for the period by the weighted-average number of shares of common stock and participating convertible preferred stock outstanding during the period. The Company calculates diluted net income per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock and convertible preferred stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, using the treasury stock method. Included in the diluted weighted average shares outstanding is the effect of non-vested early option exercises of 200,437 shares, which are the remaining non-vested shares of the 573,941 shares subject to early option exercises on June 13, 2012. These shares are removed from the basic earnings per share calculation as the shares can be repurchased by the Company prior to the vesting date should employment of the early exercised option shareholders be terminated. The computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$992	$(2,287)	$2,633	$(1,977)

Weighted average number of shares outstanding:
Weighted average common shares outstanding	41,003,038	15,699,359	40,812,220	15,576,259
Effect of convertible preferred stock	—	—	—	—

Weighted average shares outstanding for basic earnings per share	41,003,038	15,699,359	40,812,220	15,576,259
Effect of share-based equity award plan	2,169,903	—	2,369,699	—
Effect of warrants	4,721	—	3,953	—

Weighted average shares outstanding for diluted earnings per share	43,177,662	15,699,359	43,185,872	15,576,259
Net income (loss) per share:
Basic	$0.02	$(0.15)	$0.06	$(0.13)

Diluted	$0.02	$(0.15)	$0.06	$(0.13)

The weighted average number of shares outstanding used in the computation of basic and diluted loss per share for the three and six months ended June 30, 2013 do not include the effect of 17,418,807 convertible preferred stock that converted into common stock upon the Company’s Initial Public Offering effective August 5, 2013, as these shares were not obligated to participate in losses. The weighted average number of shares outstanding used in the computation of diluted loss per share for the three and six months ended June 30, 2013 do not include the effect of 1,519,632 and 1,607,662 stock options and warrants, respectively. The effect of these potentially outstanding shares were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.

6. Income Taxes

The Company generally estimates its annual effective tax rate for the full fiscal year and applies that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company generally records discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best estimate for the annual effective tax rate. For the three and six months ended June 30, 2014, the Company determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process. As a result, the Company has recorded the provision for income taxes for the three and six months ended June 30, 2014 using the actual effective rate for the three and six months ended June 30, 2014 (the “cut-off” method). The effective tax rate for the three and six months ended June 30, 2014 was calculated based on an actual effective tax rate plus discrete items, as described above. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2014 was 20.1% and (21.8)%, respectively. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2013 was (92.5)% and (59.3)%, respectively.

The Company’s estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The Company is subject to U.S. federal income tax, various state income taxes and various foreign income taxes. The effective income tax rate for the six months ended June 30, 2014 reflects various foreign income taxes.

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

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The Company has recorded a valuation allowance on certain foreign net operating loss carryforwards. At June 30, 2014, based on actual results, a portion of the valuation allowance associated with the foreign net operating losses was released. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation to the U.S. As of June 30, 2014, the undistributed earnings of the Company’s foreign affiliates was $3,645.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

7. Stock-Based Compensation Plan

Stock Options

Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The awards have various terms and vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire 10 years after the date of grant. At June 30, 2014, there were 6,689,923 shares available for the Company to grant under the 2013 Equity Incentive Plan.

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

The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Dividend yield	0.00%	0.00%
Volatility	48.97%	48.96%
Expected term (years)	6.61	6.68
Risk-free interest rate	2.16%	1.58%

Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2013	3,631,272	$5.78	7.85	$111,150
Granted	277,550	34.65
Exercised	(431,646)	1.67
Forfeited	(86,308)	13.68
Expired	(283)	1.22

Balance at June 30, 2014	3,390,585	$8.47	7.35	$69,919

Exercisable at June 30, 2014	1,160,202	$2.01	6.68	$31,420

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 was $17.31. The total intrinsic value of options exercised during the six months ended June 30, 2014 was $13,420.

The Company recorded stock-based compensation expense related to options of $893 and $710 during the three months ended June 30, 2014 and 2013 and $1,725 and $1,282 during the six months ended June 30, 2014 and 2013. At June 30, 2014, there was $7,526 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.54 years.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

On June 13, 2012, stock options for the purchase of 573,941 shares were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction were recorded as a liability within accrued and other current liabilities and other liabilities, non-current. During the six months ended June 30, 2014, 117,932 of these options vested and the $212 liability related to the vesting options was reclassified to stockholders’ equity. The remainder will be reclassified to stockholders’ equity as the Company’s repurchase rights lapse as the options vest.

Common Stock Warrants

In 2011, the Company issued warrants to a non-employee to purchase 125,000 shares of common stock, in connection with a profit-sharing agreement. The warrants have an exercise price of $1.80, vest annually over a four-year period, and expire on December 31, 2017. On June 28, 2013 the Company repurchased these warrants for $1,275, which was equal to the estimated fair value at the time of purchase of $12.00 per share less the exercise price of $1.80. There were no new warrants granted during the six months ended June 30, 2013, and warrants for the purchase of 14,729 shares were exercised at an exercise price of $1.80 during the six months ended June 30, 2013.

Unvested warrants to non-employees are re-measured at fair value as of each balance sheet date. The Company recorded stock-based compensation expense in general and administrative expense related to non-employee warrants of zero and $241 during the three months ended June 30, 2014 and 2013, respectively, and zero and $299 during the six months ended June 30, 2014 and 2013, respectively.

There is no unrecognized expense related to unvested warrants granted under the Plan as there are no outstanding warrants.

Restricted Stock Units

During 2014 and 2013, the Company issued restricted stock units (RSUs) to employees and a non-employee director.

RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2013	7,555	$34.27	1.18	$275
Granted	51,294	34.13
Vested	—	—
Forfeited	—	—

Balance at June 30, 2014	58,849	$34.15	2.17	$1,712

The related compensation expense for restricted stock units recognized during the three months ended June 30, 2014 and 2013 was $151 and zero, respectively, and $249 and zero during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was $1,478 of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.17 years.

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

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The Company recorded stock-based compensation expense related to the call option of zero and $859 during the three months ended June 30, 2014 and 2013, respectively, and zero and $1,668 during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was no remaining unrecognized compensation cost related to call options as the Company’s right to repurchase these shares expired July 15, 2013.

8. Stockholders’ Equity

a) Changes in Stockholders’ Equity

In connection with the Company’s follow-on public offering (Note 4), the Company issued an additional 747,500 shares for net proceeds of $24.8 million after deducting the underwriters discount and offering expenses. Changes in stockholders’ equity for the six months ended June 30, 2014 were as follows (in thousands, except for share amounts):

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2013	40,409,791	$40	$(3,966)	$168,949	$(22,985)	$142,038
Net income	—	—	—	—	2,633	2,633
Share-based compensation expense	—	—	—	1,974	—	1,974
Exercise of stock options	313,714	—	—	507	—	507
Issuance of common stock upon vesting of early exercised options	117,932	—	—	212	—	212
Issuance of common stock in follow-on offering	747,500	1	—	24,845	—	24,846

Balance as of June 30, 2014	41,588,937	$41	$(3,966)	$196,487	$(20,352)	$172,210

9. Commitments and Contingencies

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

b) Acquisition Payouts

A summary of the changes in the recorded amount of accrued compensation related to earnouts from acquisitions for which continued service is required from December 31, 2013 to June 30, 2014 is as follows (dollars in thousands):

Acquisition:	Liability as of December 31, 2013	Payments	Additional Accruals	Liability as of June 30, 2014
CrowdTorch (Seed Labs)	$280	$(260)	$77	$97
CrowdCompass	1,062	(1,330)	520	252
TicketMob	445	(666)	221	—

	$1,787	$(2,256)	$818	$349

The accrued compensation related to acquisition payouts is recorded within accrued and other current liabilities on the accompanying consolidated balance sheets.

10. Subsequent Events

In October 2013, the Company entered into an operating lease for new building space for its headquarters in Tysons Corner, Virginia. The Company took occupancy of this space on August 1, 2014. The lease term is August 1, 2014 through July 31, 2025, with future minimum lease payments of $33.2 million for the 11 year term. Rent abatements and escalations are considered in the determination of straight-line rent expense for operating leases. As part of the lease agreement, the Company will receive a construction allowance based on the square footage of the leased space. The allowance of $7.2 million will be recognized as a reduction to rent expense on a straight-line basis over the lease term. As of June 30, 2014, the Company has incurred approximately $9.3 million in costs related to leasehold improvements for the space. These costs have been recorded as work-in-process within property and equipment in the accompanying consolidated balance sheets as of June 30, 2014.

The Company has evaluated subsequent events through August 8, 2014, the date the financial statements were available to be issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors.” In Part I, Item IA of our Annual Report on Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. The words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three and six months ended June 30, 2014 and 2013 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three and six months ended June 30, 2014 and 2013 includes all adjustments, consisting only of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.

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

Our event and meeting planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual and multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise events and meetings including external events, such as conferences, tradeshows, and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our event and meeting planning platform subscription solutions was $24.2 million and $45.9 million for the three and six months ended June 30, 2014, or 71% and 70% of our total revenue, respectively. Revenue from our event and meeting planning platform subscription solutions was $18.8 million and $35.9 million for the three and six months ended June 30, 2013, or 70% of our total revenue for both periods. We generally recognize revenue from these contracts ratably over the term of the contract.

On the other side of the event value chain, hotels and venues utilize our online marketing solutions to generate more visibility with ready-to-transact event and meeting planners. Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with more than 250,000 venues in our proprietary database. We believe that our CSN contains the world’s largest, most accurate and searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual and multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in our CSN; we recognize the revenue from these marketing solutions over the term of the solution or marketing agreement based on the estimated selling prices of each solution. Revenue from our marketing solutions was $9.9 million and $19.6 million for the three and six months ended June 30, 2014, or 29% and 30% of our total revenue during the period, and $8.1 million and $15.4 million for the three and six months ended June 30, 2013, or 30% of our total revenue during both periods.

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

We expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenue over the long-term as we continue to expand our operations and hire additional personnel. As a new public company, we expect to incur additional expenses related to outside legal counsel, accounting and auditing activities, compliance with public company reporting and corporate governance requirements, increased insurance requirements and enhancing our internal control environment.

Critical Accounting Policies and Estimates

Our unaudited financial statements and the related notes included elsewhere in this Current Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on form 10K dated March 21, 2014, and filed with the SEC.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-9, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective in the first quarter of 2017. Early adoption is prohibited. Management is currently evaluating which adoption method we will use and assessing the effect the adoption of this standard will have on the consolidated financial statements.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue	$34,133	$26,935	$65,534	$51,295
Costs of revenue	9,039	7,172	18,247	13,176

Gross profit	25,094	19,763	47,287	38,119
Operating expenses:
Sales and marketing	15,977	12,131	29,644	23,651
Research and development	3,284	2,789	6,473	5,292
General and administrative	4,953	6,154	9,650	10,800

Total operating expenses	24,214	21,074	45,767	39,743

Income (loss) from operations	880	(1,311)	1,520	(1,624)
Interest income	362	123	641	383

Income (loss) from operations before income taxes	1,242	(1,188)	2,161	(1,241)
Provision for (benefit from) income taxes	250	1,099	(472)	736

Net income (loss)	$992	$(2,287)	$2,633	$(1,977)

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Costs of revenue	26	27	28	26

Gross profit	74	73	72	74

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating expenses:
Sales and marketing	47	45	45	46
Research and development	10	10	10	10
General and administrative	14	23	15	21

Total operating expenses	71	78	70	77

Income (loss) from operations	3	(5)	2	(3)
Interest income	1	—	1	1

Income (loss) from operations before income taxes	4	(5)	3	(2)
Provision for (benefit from) income taxes	1	4	(1)	1

Net income (loss)	3%	(9)%	4%	(3)%

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenue

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Revenue by product:
Platform subscriptions	$24,244	$18,793	$5,451	29%	$45,923	$35,916	$10,007	28%
Marketing solutions	9,889	8,142	1,747	21%	19,611	15,379	4,232	28%

Total revenue	$34,133	$26,935	$7,198	27%	$65,534	$51,295	$14,239	28%

Percentage of revenue:
Platform subscriptions	71%	70%			70%	70%
Marketing solutions	29%	30%			30%	30%

Total revenue	100%	100%			100%	100%

Total revenue increased $7.2 million during the three months ended June 30, 2014 compared to the same period in 2013, primarily driven by an increase of $7.3 million of revenue from sales of features and functionality and new advertising products to new customers, primarily offset by customers lost during the three months ended June 30, 2014.

Platform subscription revenue increased $5.5 million during the three months ended June 30, 2014 compared to the same quarter in 2013 primarily due to a $5.7 million increase in revenue from sales of event planning subscriptions to new customers in 2014. Revenue from sales of additional features and functionality to existing customers, increased registrations and a full quarter of revenue from customers that originated during the three months ended June 30, 2013, contributed $2.0 million in platform subscription revenue during the three months ended June 30, 2014. These increases were primarily offset by customers lost during the three months ended June 30, 2014.

Marketing solutions revenue increased $1.7 million during the three months ended June 30, 2014 compared to the same quarter in 2013 primarily due to recognition of $1.5 million in revenue from sales to new customers. Net revenue recognized from sales of additional marketing solutions and price increases contributed an additional $1.1 million during the three months ended June 30, 2014. These amounts were primarily offset by customers lost during the three months ended June 30, 2014.

Total revenue increased $14.2 million during the six months ended June 30, 2014 compared to the same period in 2013, primarily driven by a $12.1 million increase in revenue from sales of features and functionality to new customers and new advertising products to new customers, primarily offset by customers lost during the six months ended June 30, 2014.

Platform subscription revenue increased $10.0 million during the six months ended June 30, 2014 compared to the same quarter in 2013 primarily due to a $9.4 million increase in revenue from sales of event planning subscriptions to new customers in 2014. Revenue from sales of additional features and functionality to existing customers, increased registrations and a full quarter of revenue from customers that originated during the six months ended June 30, 2013 contributed $4.7 million in platform subscription revenue during the six months ended June 30, 2014. These increases were primarily offset by customers lost during the six months ended June 30, 2014.

Marketing solutions revenue increased $4.2 million during the six months ended June 30, 2014 compared to the same quarter in 2013 primarily due to recognition of $2.7 million in revenue from sales to new customers. Revenue recognized from sales of additional marketing solutions and price increases contributed and additional $3.1 million during the six months ended June 30, 2014. These amounts were primarily offset by customers lost during the six months ended June 30, 2014.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 12% of total revenue for each of the three and six months ended June 30, 2014 and 2013. We expect our growth outside of North America to continue, resulting in increasing revenue over time. As a result, we expect that the proportion of total revenue from outside of North America will grow in the future.

Cost of Revenue

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Cost of revenue	$9,039	$7,172	$1,867	26%	$18,247	$13,176	$5,071	38%
Percentage of revenue	26%	27%			28%	26%

Cost of revenue increased by $1.9 million during the three months ended June 30, 2014 compared to the corresponding quarter in 2013. This increase was primarily due to a $1.8 million increase in technology maintenance expense. The increase was related to personnel costs for maintenance of technology and systems supporting the expanded features and functionality of our products.

Cost of revenue increased by $5.1 million during the six months ended June 30, 2014 compared to the corresponding quarter in 2013. This increase was primarily due to an increase in technology maintenance expense of $3.2 million and an increase in customer service support costs of $0.5 million. Both of these increases were driven by additional personnel costs, relating to increased headcount, for maintenance of technology and systems as well as customer support for the expanded features and functionality of our products supporting the expanded features and functionality of our products. In addition, rent expense included in cost of revenue increased $0.7 million and amortization of capitalized software and acquired technology included in cost of revenue increased by $0.6 million.

Operating Expenses

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Operating expenses:
Sales and marketing	$15,977	$12,131	$3,846	32%	$29,644	$23,651	$5,993	25%
Research and development	3,284	2,789	495	18%	6,473	5,292	1,181	22%
General and administrative	4,953	6,154	(1,201)	(20)%	9,650	10,800	(1,150)	(11)%

Total operating expenses	$24,214	$21,074	$3,140	15%	$45,767	$39,743	$6,024	15%

Percentage of revenue:
Sales and marketing	47%	45%			45%	46%
Research and development	10%	10%			10%	10%
General and administrative	14%	23%			15%	21%

Total operating expenses	71%	78%			70%	77%

Sales and Marketing

Sales and marketing expenses increased by $3.8 million for the three months ended June 30, 2014 over the corresponding quarter in 2013. The increase is primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 14% from June 30, 2013 to June 30, 2014, to support revenue growth and expanded marketing efforts. This increase contributed $2.2 million of additional expenses in the three months ended June 30, 2014. Costs related to expanded marketing efforts contributed an additional $1.4 million to the period-over-period difference.

Sales and marketing expenses increased by $6.0 million for the six months ended June 30, 2014 over the corresponding period in 2013. The increase is primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 14% from June 30, 2013 to June 30, 2014, to support revenue growth and expanded features and functionality. This increase contributed $4.0 million of additional expenses in the six months ended June 30, 2014. Costs related to expanded marketing efforts and partnership fees contributed an additional $2.0 million to the period-over-period difference.

Research and Development

Research and development expenses increased by $0.5 million for the three months ended June 30, 2014 over the corresponding quarter in 2013. The increase is primarily due to increased head count within our software development group for development of internal systems and infrastructure and to integrate new product lines. Total head count within research and development increased by 30% from June 30, 2013 to June 30, 2014. Certain of our additional research and development head count supports our internal-use software, which is capitalized rather than expensed.

Research and development expenses increased by $1.2 million for the six months ended June 30, 2014 over the corresponding period in 2013. The increase is primarily due to increased head count within our software development group for development of internal systems and infrastructure and to integrate new product lines. Total head count within research and development increased by 30% from June 30, 2013 to June 30, 2014. Certain of our additional research and development head count supports our internal-use software, which is capitalized rather than expensed.

General and Administrative

General and administrative expenses decreased by $1.2 million for the three months ended June 30, 2014 over the corresponding quarter in 2013. This decrease was primarily driven by the effect of foreign currency exchange rates, specifically for our India and United Kingdom operations, which favorably decreased costs by $1.2 million. Decreases in stock based compensation contributed to a decrease in costs of $0.9 million. This decrease was somewhat offset by an increase in employee related expenses due to an increase in headcount for administrative operations of 17% from June 30, 2013 to June 30, 2014, which contributed $0.2 million of increased personnel expenses in the three months ended June 30, 2014. The decrease was also offset by increases in rent expenses and liability insurance costs.

General and administrative expenses decreased by $1.2 million for the six months ended June 30, 2014 over the corresponding period in 2013. This decrease was primarily driven by the effect of foreign currency exchange rates, specifically for our India and United Kingdom operations, which favorably decreased costs by $1.2 million. Decreases in stock based compensation contributed to a decrease in costs of $1.5 million. This decrease was somewhat offset by an increase in employee related expenses due to an increase in headcount for administrative operations of 17% from June 30, 2013 to June 30, 2014, which contributed $0.9 million of increased personnel expenses in the six months ended June 30, 2014. The decrease was also offset by increases in rent expenses and liability insurance costs.

Interest Income

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Interest income	$362	$123	$239	194%	$641	$383	$258	67%
Percentage of revenue	1%	0%			1%	1%

Interest income increased slightly for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 due to higher cash and cash equivalents and short term investments balances from proceeds of our initial public offering and follow-on public offering.

Provision for Income Taxes

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Provision for (benefit from) income taxes	$250	$1,099	$(849)	(77)%	$(472)	$736	$(1,208)	(164)%
Percentage of revenue	1%	4%			(1)%	1%

The income tax expense for the three months ended June 30, 2014 decreased by $0.8 million compared to the three months ended June 30, 2013, as a result of the period over period increase in income from operations before income tax, which was more than offset by increases in deductions generated from disqualifying dispositions of incentive stock options as well as realization of income tax benefits resulting from our operations in a Special Economic Zone in India that were implemented in the fourth quarter of 2013.

The income tax benefit for the six months ended June 30, 2014 increased by $1.2 million compared to the six months ended June 30, 2013, primarily as a result of the deduction generated from disqualifying dispositions of incentive stock options as well as realization of income tax benefits resulting from our operations in a Special Economic Zone in India, partially offset by the period over period increase in income from operations before income tax.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have financed our operations primarily through cash generated from operating activities and in earlier periods from private placements of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to us after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to us after offering expenses. As of June 30, 2014, we had $175.7 million of cash and cash equivalents, excluding $0.7 million of restricted cash, and $14.7 million of short-term investments.

We believe our current cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, our spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and improved software solutions, and our planned investments, particularly in our product development efforts or acquisitions of complementary business and technologies.

Working Capital and Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$23,878	$15,110
Net cash used in investing activities	(20,063)	(9,945)
Net cash provided by financing activities	25,353	(924)
Effect of exchange rates on cash	114	(166)

Net increase in cash and cash equivalents	$29,282	$4,075

Our cash, cash equivalents and short-term investments at June 30, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of June 30, 2014, $4.7 million of our total cash and cash equivalents and $14.7 million of our short-term investments were held in India and $6.0 million of our total cash and cash equivalents were held in deposit accounts in the United Kingdom. These balances are available for general corporate purposes.

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the six months ended June 30, 2014 and 2013 is primarily attributable to net income and the change in accounts receivable, both of which are driven by an increasing customer base and increased sales of our platform subscriptions, mobile, and marketing services. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. Our days sales outstanding, or DSO, is a primary driver in cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the fourth quarter. Additionally, we generally invoice our large hotel customers of the Cvent Supplier Network in the fourth quarter, resulting in higher accounts receivable at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using billings for the period divided by accounts receivable and adjusted for the number of days in the period.

Net cash provided by operating activities was $23.9 million for the six months ended June 30, 2014, driven primarily by a decrease in accounts receivable of $13.1 million and an increase in deferred revenue of $1.5 million generally as a result of our historical cash collection and billing cycle, and an increase in accounts payable of $0.3 million, offset by an increase in prepaid expense of $0.1 million. Net cash provided by operating activities was also driven by net income for the period, as adjusted for the exclusion of depreciation, amortization and stock-based compensation of approximately $8.8 million. Our DSO as of June 30, 2014 was 44.

Net cash provided by operating activities was $15.1 million for the six months ended June 30, 2013, due to depreciation and amortization and stock-based compensation expense, offset by the net loss during the period, which contributed a combined $7.2 million to cash from operating activities. Also contributing to net cash provided by operating activities was a decrease in the accounts receivable of $12.8 million during the period, consistent with our historical first two quarters cash collection cycle. Increases in deferred revenue contributed an additional $0.4 million, which reflected the growth of our business. These were offset by an increase in prepaid expenses of $4.6 million during the period. Our DSO as of June 30, 2013 was 42.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment and software developed for internal use, and short-term investments, as well as contingent consideration payments related to previous acquisitions. We expect our capital expenditures and our investment activity to continue to increase as our business grows.

Net cash used in investing activities was $20.1 million for the six months ended June 30, 2014. The use of cash was the result of an investment of $16.3 million in property and equipment, including software developed for internal use and approximately $9.3 million of capital spent on the construction of our new headquarters space in Tysons Corner, Virginia. Net purchases of short-term investments of $3.4 million also contributed to cash used in investing activities.

Net cash used in investing activities was $9.9 million for the six months ended June 30, 2013. The amount consisted of investments in property and equipment of $4.9 million, including software developed for internal use to accommodate the growth of our business, cash payments of $1.7 million related to earn outs in connection with our acquisitions in 2012, and net purchases of short-term investments of $3.2 million.

Financing Activities

For the six months ended June 30, 2014, net cash from financing activities provided $25.4 million in cash during the period primarily driven by $24.8 million in net proceeds received in connection with the closing of our follow-on public offering, and $0.5 million in cash received from the exercises of stock options.

For the six months ended June 30, 2013, net cash from financing activities consisted of proceeds from exercises of stock options and warrants and was not significant. During the six months ended June 30, 2013, the Company repurchased non-employee warrants for $1.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2013 through June 30, 2014. Information regarding our market risk at June 30, 2013 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on form 10K dated March 21, 2014 and filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We produce our consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully as a publicly traded company.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. The material weakness remained unremediated as of June 30, 2014. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The primary factors contributing to the material weakness, which relates to our control environment and financial statement close process, were:

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

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. For example, in March 2014, we hired a Sarbanes-Oxley, or SOX, Manager to assist us in our remediation efforts and in our efforts to improve our control environment. In addition, in May 2014, we hired a Senior Manager of SEC Reporting and Technical Accounting to assist us in our efforts to improve our development and implementation of formal, documented accounting policies and procedures. We expect to complete the development and formal documentation of our policies and procedures relating to our internal controls by the end of 2014; however, we cannot provide any assurance at this time that we will have completed the testing of these formalized controls by that time. Accordingly, we cannot provide assurance that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014, or that our registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

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

As a result of various factors including, in part, the identified material weaknesses in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of June 30, 2014 were ineffective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	With the oversight of senior management and our audit committee, we have continued our documentation and review of process of our internal controls processes and control activities with a view towards improving our internal controls and remediating the aforementioned material weakness in upcoming periods.

•	As part of our remediation plan, in May 2014, we hired a Senior Manager of SEC Reporting and Technical Accounting to assist us in our efforts to improve our development and implementation of formal, documented accounting policies and procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

(a) Unregistered Sales of Equity Securities during the Six Months Ended June 30, 2014

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

January 2014 Follow-On Public Offering

On January 16, 2014, our Registration Statements on Form S-1, as amended (Reg. Nos. 333-193188 and 333-193400) were declared effective in connection with the follow-on public offering of our common stock, pursuant to which we and the selling stockholders in such transaction registered the sale of an aggregate of 6,072,000 shares of our common stock, 747,500 shares of which were sold by us and 5,324,500, including the underwriters’ over-allotment sold by the selling shareholders, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and, as a result, we received net proceeds of approximately $24.8 million after underwriters’ discounts and commissions of approximately $1.1 million and additional offering-related costs of $650,000. We did not receive any proceeds from the sales of shares by the selling stockholders, other than $96,844 in disgorged profits remitted to the Company by two officers due to their sale of 7,500 shares of common stock under Section 16(b) of the Securities Exchange Act of 1934, as amended. The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.

We paid all of the expenses related to the registration and offering of the shares sold by the selling stockholders, other than underwriting discounts and commissions relating to those shares and the fees and expenses of counsel to the selling stockholders. Other than these expenses, we made no payments directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

The principal purposes of the offering were to facilitate an orderly distribution of shares for the selling stockholders in the offering and increase our public float. We currently have no specific plans for the use of a significant portion of the net proceeds to us of the offering. As noted above, we used a portion of the net proceeds to us from the offering to pay certain expenses of the selling stockholders in that offering. Additional funds have been used for working capital and general corporate purposes, including further expansion of our operations and product development. We invested the remaining funds received in registered money market funds. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) dated January 16, 2016.

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

Cvent, Inc.

/s/ Peter L. Childs
Peter L. Childs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 8, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.3)

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.1)

4.2(2)	Voting Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated August 5, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated July 8, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.