Form 10-Q
period 2014-09-30
CVENT INC
filed 2014-11-06
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2014, there were 41,326,256 shares of the registrant’s common stock outstanding.

CVENT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the adoption of our cloud-based solutions and introduction of new products, regulatory compliance and changes in the regulatory landscape affecting our business, impact of litigation, plans for growth and future operations, effects of acquisitions, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed or incorporated by reference under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.

We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cvent, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,001	$146,407
Restricted cash	412	664
Short-term investments	18,684	11,359
Accounts receivable, net of reserve of $522 and $731, respectively	21,701	33,199
Prepaid expense and other current assets	10,005	7,894
Deferred tax assets	3,915	3,060

Total current assets	218,718	202,583
Property and equipment, net	20,328	7,906
Capitalized software development costs, net	15,947	9,264
Intangible assets, net	4,305	3,123
Goodwill	14,589	12,703
Other assets, non-current	4,386	257

Total assets	$278,273	$235,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,284	$5,388
Accrued expenses and other current liabilities	21,117	18,477
Deferred revenue	61,103	65,203

Total current liabilities	85,504	89,068
Deferred tax liabilities, non-current	7,212	3,323
Deferred rent, non-current	8,841	568
Other liabilities, non-current	2,138	839

Total liabilities	103,695	93,798
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2014 and December 31, 2013; and zero issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at September 30, 2014 and December 31, 2013; 41,655,709 and 40,409,791 shares issued and 41,135,495 and 39,889,577 outstanding at September 30, 2014 and December 31, 2013, respectively	42	40
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	197,783	168,949
Accumulated deficit	(19,281)	(22,985)

Total stockholders’ equity	174,578	142,038

Total liabilities and stockholders’ equity	$278,273	$235,836

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$37,386	$29,145	$102,920	$80,440
Cost of revenue[1]	11,208	8,412	29,455	21,588

Gross profit	26,178	20,733	73,465	58,852
Operating expenses:
Sales and marketing[1]	14,571	11,552	44,215	35,202
Research and development[1]	3,875	2,813	10,348	8,105
General and administrative[1]	6,446	6,092	16,096	16,891

Total operating expenses	24,892	20,457	70,659	60,198

Income (loss) from operations	1,286	276	2,806	(1,346)
Interest income	450	295	1,091	677
Other expense	(434)	—	(434)	—

Income (loss) from operations before income taxes	1,302	571	3,463	(669)
Provision for (benefit from) income taxes	231	1,400	(241)	2,136

Net income (loss)	$1,071	$(829)	$3,704	$(2,805)

Net income (loss) per common share:
Basic	$0.03	$(0.03)	$0.09	$(0.14)

Diluted	$0.02	$(0.03)	$0.09	$(0.14)

Weighted average common shares outstanding—basic	41,103,502	29,700,211	40,910,381	20,336,459
Weighted average common shares outstanding—diluted	43,151,239	29,700,211	43,174,201	20,336,459
[1]Stock-based compensation expense included in the above:
Cost of revenue	$213	$353	$552	$886
Sales and marketing	415	393	1,117	2,092
Research and development	276	158	731	553
General and administrative	226	67	704	689

Total	$1,130	$971	$3,104	$4,220

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$3,704	$(2,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,175	5,782
Loss on asset disposal	434	—
Foreign currency transaction (gain) loss	(12)	568
Stock-based compensation expense	3,104	4,220
Deferred taxes	(944)	—
Change in operating assets and liabilities:
Accounts receivable, net	12,643	13,626
Prepaid expenses and other assets	(2,256)	(4,744)
Accounts payable, accrued expenses and other liabilities	8,406	5,051
Deferred revenue	(4,100)	(2,800)

Net cash provided by operating activities	28,154	18,898
Investing activities:
Purchase of property and equipment and capitalized software development costs	(24,884)	(7,761)
Net purchases of short-term investments	(7,325)	(3,967)
Acquisition and acquisition-related consideration payments	(4,121)	(90)
Restricted cash	252	(196)

Net cash used in investing activities	(36,078)	(12,014)
Financing activities:
Proceeds from exercise of stock options and warrants	660	502
Repurchase of warrants	—	(1,275)
Proceeds from initial public offering, net of expenses	—	122,131
Proceeds from follow-on public offering, net of expenses	24,846	—

Net cash provided by financing activities	25,506	121,358
Effect of exchange rate changes on cash and cash equivalents	12	(568)

Increase in cash and cash equivalents	17,594	127,674
Cash and cash equivalents, beginning of period	146,407	16,850

Cash and cash equivalents, end of period	$164,001	$144,524

Supplemental cash flow information:
Income taxes paid	$1,015	$3,062

Supplemental disclosure of noncash investing activities:
Outstanding payments for purchase of property and equipment in accounts payable at period end	$1,368	$—

See accompanying notes to the consolidated financial statements

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. Description of Business

Cvent, Inc. (the “Company”) provides a cloud-based enterprise event management platform with solutions for both sides of the events and meetings value chain: (i) event and meeting planners and (ii) hotels and venues. The Company’s integrated, cloud-based solution addresses the entire event lifecycle by allowing event and meeting planners to organize, market and manage meetings, conferences, tradeshows and other events. The Company’s online marketplace connects event planners and venues through its vertical search engine that accesses its proprietary database of detailed venue information. The combination of these solutions creates an integrated platform that allows the Company to generate revenue from both sides of the events and meetings value chain.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial information presented in the accompanying unaudited consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013 has been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.

(b) Reclassification

Certain items in the prior period financial statements have been reclassified for comparative purposes to conform to the current period presentation.

(c) Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made by management include estimated useful lives of property and equipment and capitalized software development, goodwill and intangibles, application of appropriate revenue recognition standards, allowances for doubtful accounts, valuation of deferred tax assets, stock-based compensation, income taxes and legal and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions. Actual results could differ from those estimates and assumptions.

(d) Cash and Cash Equivalents

Highly liquid financial instruments purchased with original maturities of 90 days or less at the date of purchase are reported as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $3,773 and $2,560 included within cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

(e) Revenue Recognition

The Company derives revenue from two primary sources: platform subscription-based solutions and marketing solutions. These services are generally provided under annual or multi-year contracts that are generally only cancellable for cause. Revenue is generally recognized on a straight-line basis over the life of the contract. The Company recognizes revenue when all of the following conditions are met:

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

(g) Business Combinations

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

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company continues to evaluate these items quarterly and records any adjustments to the preliminary estimates to goodwill provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the consolidated statements of operations in the current period.

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

The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. There were no triggering events or indications of impairment as of September 30, 2014.

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

(j) Deferred Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is established. The Company applies the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) (included in ASC Subtopic 740-10, Income Taxes—Overall), which provides guidance related to the accounting for uncertain tax positions. In accordance with FIN 48, the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination.

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

Pursuant to FASB ASC Subtopic 718-10-35, Stock Compensation, the initial determination of compensation cost is based on the number of stock options granted amortized over the vesting period. The value of the awards granted is discounted by the forfeiture rate equal to the value expected to vest. The forfeiture rate is derived by taking into consideration historical employee turnover rates as well as expectations for the future. Expense is recognized using the straight-line attribution method.

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

Foreign currency gains (losses) associated with transactions and remeasurement were $(610) and $(845) for the three months ended September 30, 2014 and 2013, respectively, and $(125) and $(2,009) for the nine months ended September 30, 2014 and 2013, respectively.

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

4. Follow-On Public Offering

On January 16, 2014, the Company completed a follow-on public offering of 6,072,000 shares of its common stock. The Company sold 747,500 shares of its common stock, and the selling shareholders sold 5,324,500 shares in the offering, including the underwriters’ over-allotment, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and the Company received net proceeds of $24.8 million after deducting the underwriters discount and offering expenses, which have been included in additional paid-in-capital in the accompanying unaudited balance sheet as of September 30, 2014.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

5. Net Income Per Share

The Company calculates basic net income per share of common stock by dividing net income attributable to the common stockholders for the period by the weighted-average number of shares of common stock and participating convertible preferred stock outstanding during the period. The Company calculates diluted net income per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock and convertible preferred stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, using the treasury stock method. Included in the diluted weighted average shares outstanding is the effect of non-vested early option exercises of 188,875 shares, which are the remaining non-vested shares of the 573,941 shares subject to early option exercises on June 13, 2012. These shares are removed from the basic earnings per share calculation as the shares can be repurchased by the Company prior to the vesting date should employment of the early exercised option shareholders be terminated. The computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,071	$(829)	$3,704	$(2,805)

Weighted average number of shares outstanding:
Weighted average common shares outstanding	41,103,502	29,700,211	40,910,381	20,336,459
Effect of convertible preferred stock	—	—	—	—

Weighted average shares outstanding for basic earnings per share	41,103,502	29,700,211	40,910,381	20,336,459
Effect of share-based equity award plan	2,047,737	—	2,263,820	—
Effect of warrants	—	—	—	—

Weighted average shares outstanding for diluted earnings per share	43,151,239	29,700,211	43,174,201	20,336,459
Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.09	$(0.14)

Diluted	$0.02	$(0.03)	$0.09	$(0.14)

The weighted average number of shares outstanding used in the computation of basic and diluted loss per share for the three and nine months ended September 30, 2013 do not include the effect of 7,384,059 and 14,037,134 shares of convertible preferred stock that converted into common stock upon the Company’s Initial Public Offering effective August 5, 2013, as these shares were not obligated to participate in losses. The weighted average number of shares outstanding used in the computation of diluted loss per share for the three and nine months ended September 30, 2013 do not include the effect of 2,379,051 and 1,867,295 stock options and warrants, respectively, as the effect would have been anti-dilutive.

6. Income Taxes

The Company generally estimates its annual effective tax rate for the full fiscal year and applies that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company generally records discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate for the annual effective tax rate. For the three and nine months ended September 30, 2014, the Company determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process. As a result, the Company has recorded the provision for income taxes for the three and nine months ended September 30, 2014 using the actual effective rate for the three and nine months ended September 30, 2014 (the “cut-off” method). The effective tax rate for the three and nine months ended September 30, 2014 was calculated based on an actual effective tax rate plus discrete items, as described above.

The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2014 was 17.7% and (7.0%), respectively. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2013 was 245.2% and (319.3%) respectively. The decrease in the rate for the three month periods and the increase for the nine month periods is primarily due to additional deductions related to stock based compensation as well as the ratio of book expenses not deductible for income tax purposes compared to pre-tax book income (loss).

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The Company’s estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The Company is subject to U.S. federal income tax, various state income taxes and various foreign income taxes. The effective income tax rate for the three and nine months ended September 30, 2014 and 2013 reflects various foreign income taxes.

In assessing the Company’s ability to realize the future benefit associated with its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization is dependent on the generation of taxable income within the periods that those temporary differences become deductible. The Company has not recorded a valuation allowance for its deferred tax assets due to management’s assessment that it is more-likely-than-not that the Company will be able to realize these tax assets.

The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation to the U.S. As of September 30, 2014, the undistributed earnings of the Company’s foreign affiliates was $6,994.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

7. Stock-Based Compensation Plan

Stock Options

Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The awards have various terms and vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire 10 years after the date of grant. At September 30, 2014, there were 6,576,762 shares available for the Company to grant under the 2013 Equity Incentive Plan.

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

The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Dividend yield	0.00%	0.00%
Volatility	48.17%	48.67%
Expected term (years)	6.61	6.65
Risk-free interest rate	2.15%	1.79%

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2013	3,631,272	$5.78	7.85	$111,150
Granted	437,045	31.56
Exercised	(492,863)	1.80
Forfeited	(142,302)	17.28
Expired	(283)	1.22

Balance at September 30, 2014	3,432,869	$9.16	7.25	$55,649

Exercisable at September 30, 2014	1,180,229	$2.15	6.46	$27,411

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 was $15.78. The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $14,409.

The Company recorded stock-based compensation expense related to options of $976 and $814 during the three months ended September 30, 2014 and 2013 and $2,701 and $2,097 during the nine months ended September 30, 2014 and 2013. At September 30, 2014, there was $7,335 of total unrecognized compensation cost related to unvested stock options granted under the Plan, which is expected to be recognized over a weighted average period of 2.45 years.

On June 13, 2012, stock options for the purchase of 573,941 shares were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction were recorded as a liability within accrued and other current liabilities and other liabilities, non-current. During the nine months ended September 30, 2014, 129,494 of these options vested and the $226 liability related to the vesting options was reclassified to stockholders’ equity. The remaining 188,875 options and $340 liability will be reclassified to stockholders’ equity as the Company’s repurchase rights lapse as the options vest.

Common Stock Warrants

In 2011, the Company issued warrants to a non-employee to purchase 125,000 shares of common stock, in connection with a profit-sharing agreement. The warrants have an exercise price of $1.80, vest annually over a four-year period, and expire on December 31, 2017. On June 28, 2013 the Company repurchased these warrants for $1,275, which was equal to the estimated fair value at the time of purchase of $12.00 per share less the exercise price of $1.80. There were no new warrants granted during the nine months ended September 30, 2013, and warrants for the purchase of 14,729 shares were exercised at an exercise price of $1.80 during the nine months ended September 30, 2013.

Unvested warrants to non-employees are re-measured at fair value as of each balance sheet date. The Company recorded no stock-based compensation expense related to non-employee warrants during the three months ended September 30, 2014 and 2013 as there were no outstanding warrants during those periods. The Company recorded stock-based compensation expense in general and administrative expense related to non-employee warrants of zero and $299 during the nine months ended September 30, 2014 and 2013, respectively.

There is no unrecognized expense related to unvested warrants granted under the Plan as there are no outstanding warrants.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Restricted Stock Units

During the nine months ended September 30, 2014, the Company issued restricted stock units (RSUs) to employees and a non-employee director.

RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2013	7,555	$34.27	1.18	$275
Granted	60,954	32.89
Vested	(5,555)	34.12
Forfeited	—	—

Balance at September 30, 2014	62,954	$32.94	2.20	$1,597

The related compensation expense for restricted stock units recognized during the three months ended September 30, 2014 and 2013 was $154 and zero, respectively, and $403 and zero during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was $1,804 of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.

Common Stock Call Option

In conjunction with the Company’s July 2011 recapitalization transaction, the Company entered into a stock repurchase agreement (the Agreement) with certain members of senior management.

The Company recorded stock-based compensation expense related to the call option of zero and $157 during the three months ended September 30, 2014 and 2013, respectively, and zero and $1,824 during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was no remaining unrecognized compensation cost related to call options as the Company’s right to repurchase these shares expired July 15, 2013.

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

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

8. Stockholders’ Equity

a) Changes in Stockholders’ Equity

In connection with the Company’s follow-on public offering (Note 4), the Company issued an additional 747,500 shares for net proceeds of $24.8 million after deducting the underwriters discount and offering expenses. Changes in stockholders’ equity for the nine months ended September 30, 2014 were as follows (in thousands, except for share amounts):

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2013	40,409,791	$40	$(3,966)	$168,949	$(22,985)	$142,038
Net income	—	—	—	—	3,704	3,704
Share-based compensation expense	—	—	—	3,104	—	3,104
Exercise of stock options and vesting of awards	368,924	1	—	659	—	660
Issuance of common stock upon vesting of early exercised options	129,494	—	—	226	—	226
Issuance of common stock in follow-on offering	747,500	1	—	24,845	—	24,846

Balance as of September 30, 2014	41,655,709	$42	$(3,966)	$197,783	$(19,281)	$174,578

9. Acquisition of Decision Street, LLC

On September 15, 2014, the Company acquired 100% of the equity interests of Decision Street, LLC (“Decision Street”) for total consideration of $4.7 million, net of cash acquired. Decision Street is a development stage company that is building RFP lead scoring and sales optimization technology. The acquisition was accounted for as a purchase business combination.

Total consideration is comprised of $3.7 million, net of cash acquired of $0.4 million, $0.2 million of deferred consideration payment due November 30, 2015, and $0.8 million of liabilities assumed by the Company. In addition, the purchase agreement provides for additional contingent payments totaling $2.7 million, $0.9 million payable on November 30, 2015, and $1.8 million payable on October 31, 2017. These additional payments are contingent upon the continued employment of two key employees and are considered compensatory arrangements that are being recognized as expense over the requisite service period, as earned.

The table below represents the preliminary allocation of the purchase price for the acquired net assets of Decision Street based on their estimated fair values as of September 15, 2014. The allocation of the purchase price was based upon preliminary estimates of fair value of the corresponding assets and liabilities as follows:

Tangible assets, net	$689
In-process research and development	1,442
Customer relationships	200
Goodwill	2,349

Total consideration	$4,680

In-process research and development represents the estimated fair value of Decision Street’s development stage software. Customer relationships represent the fair values of the underlying relationships and agreements with Decision Street customers. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $2.3 million was recorded as goodwill. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating Decision Street’s lead scoring technology into the Company’s technology. The goodwill balance is deductible for U.S. income tax purposes.

CVENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Acquisition-related costs, including transaction costs such as legal and accounting fees, were expensed as incurred. The Company incurred $0.1 million of transaction costs for the three and nine months ended September 30, 2014, which have been included in general and administrative expenses in the consolidated statement of operations. The amount of revenue attributable to this acquisition was immaterial for the three and nine months ended September 30, 2014.

10. Commitments and Contingencies

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

b) Acquisition Payouts

A summary of the changes in the recorded amount of accrued compensation related to earnouts from acquisitions for which continued service is required from December 31, 2013 to September 30, 2014 is as follows (dollars in thousands):

Liability as of December 31, 2013	$1,787
Payments	(2,256)
Additional accruals	1,179

Liability as of September 30, 2014	$710

The accrued compensation related to acquisition payouts is recorded as earned within accrued expenses and other current liabilities on the accompanying consolidated balance sheets. Additionally, the Company made $0.4 million in contingent consideration payments related to previous acquisitions during the nine months ended September 30, 2014. The contingent consideration payments were recorded within accrued expense and other current liabilities on the accompanying balance sheet.

11. Subsequent Events

The Company has evaluated subsequent events through November 6, 2014, the date the financial statements were available to be issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors.” In Part I, Item IA of our Annual Report on Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. The words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three and nine months ended September 30, 2014 and 2013 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three and nine months ended September 30, 2014 and 2013 includes all adjustments, consisting only of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.

Overview

We are a leading cloud-based enterprise event management platform. We provide solutions for both sides of the meetings and events value chain: (i) event and meeting planners, and (ii) hotels and venues. Our integrated, cloud-based solutions address the entire event lifecycle by allowing meeting and event planners to organize, market and manage their meetings, conferences, tradeshows and other events. Our online marketplace connects event planners and venues through our vertical search engine that accesses our proprietary database of detailed venue information. The combination of these solutions creates an integrated platform that allows us to generate revenue from both sides of the meetings and events value chain.

Our meeting and event planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual or multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise meetings and events, including external events such as conferences, tradeshows and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our event management solutions platform was $26.2 million and $72.1 million for the three and nine months ended September 30, 2014, or 70% of our total revenue in each period. Revenue from our event management solutions platform was $20.1 million and $56.0 million for the three and nine months ended September 30, 2013, or 69% and 70% of our total revenue, respectively. We generally recognize revenue from these contracts ratably over the term of the subscription contract.

On the other side of the event value chain, hotels and venues utilize our online marketing solutions to generate more visibility with ready-to-transact event and meeting planners. Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with more than 250,000 venues in our proprietary database. We believe that our CSN contains the world’s largest, most accurate and searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual or multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in our CSN. We recognize the revenue from these marketing solutions over the term of the solution or marketing agreement based on the estimated selling prices of each solution. Revenue from our marketing solutions was $11.2 million and $30.8 million for the three and nine months ended September 30, 2014, or 30% of our total revenue during each period, and $9.0 million and $24.4 million for the three and nine months ended September 30, 2013, or 31% and 30%, respectively, of our total revenue during the period.

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

With the exception of software developed by companies we have acquired, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. We continue to internally develop new features to be added to our platforms. Accordingly, we expect research and development expenses to increase in the near-term in absolute dollars and as a percentage of revenue as we develop new functionality to be added to the platform and expand our cloud-delivery infrastructure.

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

Critical Accounting Policies and Estimates

Our unaudited financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on form 10K dated March 21, 2014, and filed with the SEC.

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

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue	$37,386	$29,145	$102,920	$80,440
Costs of revenue	11,208	8,412	29,455	21,588

Gross profit	26,178	20,733	73,465	58,852
Operating expenses:
Sales and marketing	14,571	11,552	44,215	35,202
Research and development	3,875	2,813	10,348	8,105
General and administrative	6,446	6,092	16,096	16,891

Total operating expenses	24,892	20,457	70,659	60,198

Income (loss) from operations	1,286	276	2,806	(1,346)
Interest income	450	295	1,091	677
Other expense	(434)	—	(434)	—

Income (loss) from operations before income taxes	1,302	571	3,463	(669)
Provision for (benefit from) income taxes	231	1,400	(241)	2,136

Net income (loss)	$1,071	$(829)	$3,704	$(2,805)

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Costs of revenue	30	29	29	27

Gross profit	70	71	71	73
Operating expenses:
Sales and marketing	39	39	43	44
Research and development	11	10	10	10
General and administrative	17	21	15	21

Total operating expenses	67	70	68	75

Income (loss) from operations	3	1	3	(2)
Interest income	1	1	1	1
Other expense	(1)	—	—	—

Income (loss) from operations before income taxes	3	2	4	(1)
Provision for (benefit from) income taxes	—	5	—	3

Net income (loss)	3%	(3)%	4%	(4)%

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenue

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Revenue by product:
Platform subscriptions	$26,153	$20,123	$6,030	30%	$72,076	$56,039	$16,037	29%
Marketing solutions	11,233	9,022	2,211	25%	30,844	24,401	6,443	26%

Total revenue	$37,386	$29,145	$8,241	28%	$102,920	$80,440	$22,480	28%

Percentage of revenue:
Platform subscriptions	70%	69%			70%	70%
Marketing solutions	30%	31%			30%	30%

Total revenue	100%	100%			100%	100%

Total revenue increased $8.2 million during the three months ended September 30, 2014 compared to the same period in 2013, primarily driven by an increase of $7.7 million of revenue from sales of features and functionality and new advertising products to new customers, primarily offset by customers lost during the three months ended September 30, 2014.

Platform subscription revenue increased $6.0 million during the three months ended September 30, 2014 compared to the same quarter in 2013 primarily due to a $5.8 million increase in revenue from sales of event planning subscriptions to new customers in 2014. Revenue from sales of additional features and functionality to existing customers, increased registrations and a full quarter of revenue from customers that originated during the three months ended September 30, 2013, contributed $2.1 million in platform subscription revenue during the three months ended September 30, 2014. These increases were primarily offset by customers lost during the three months ended September 30, 2014.

Marketing solutions revenue increased $2.2 million during the three months ended September 30, 2014 compared to the same quarter in 2013 primarily due to recognition of $1.8 million in revenue from sales to new customers. Net revenue recognized from sales of additional marketing solutions and price increases contributed an additional $1.3 million during the three months ended September 30, 2014. These amounts were primarily offset by customers lost during the three months ended September 30, 2014.

Total revenue increased $22.5 million during the nine months ended September 30, 2014 compared to the same period in 2013, primarily driven by a $16.2 million increase in revenue from sales of features and functionality to new customers and new advertising products to new customers, primarily offset by customers lost during the nine months ended September 30, 2014.

Platform subscription revenue increased $16.0 million during the nine months ended September 30, 2014 compared to the same quarter in 2013 primarily due to a $12.5 million increase in revenue from sales of event planning subscriptions to new customers in 2014. Revenue from sales of additional features and functionality to existing customers, increased registrations and a full quarter of revenue from customers that originated during the nine months ended September 30, 2013 contributed $9.5 million in platform subscription revenue during the nine months ended September 30, 2014. These increases were primarily offset by customers lost during the nine months ended September 30, 2014.

Marketing solutions revenue increased $6.4 million during the nine months ended September 30, 2014 compared to the same quarter in 2013 primarily due to recognition of $3.7 million in revenue from sales to new customers. Revenue recognized from sales of additional marketing solutions and price increases contributed and additional $5.0 million during the nine months ended September 30, 2014. These amounts were primarily offset by customers lost during the nine months ended September 30, 2014.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 11% of total revenue for each of the three and nine months ended September 30, 2014 and 2013. As we invest in our UK office, we expect that the proportion of total revenue from outside of North America will grow in the future.

Cost of Revenue

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Cost of revenue	$11,208	$8,412	$2,796	33%	$29,455	$21,588	$7,867	36%
Percentage of revenue	30%	29%			29%	27%

Cost of revenue increased by $2.8 million during the three months ended September 30, 2014 compared to the corresponding quarter in 2013. This increase was primarily due to a $1.4 million increase in technology maintenance expense, due to the Blue Release, and a $0.5 million increase in customer service support costs primarily related to personnel costs for maintenance of technology and systems and the customer support for the expanded features and functionality of our products. In addition, amortization of capitalized software and acquired technology included in cost of revenue increased by $0.4 million.

Cost of revenue increased by $7.9 million during the nine months ended September 30, 2014 compared to the corresponding period in 2013. This increase was primarily due to an increase in technology maintenance expense of $4.6 million and a $1.1 million increase in customer service support costs. Both of these increases were driven by additional personnel costs for maintenance of technology and systems and for customer support for the expanded features and functionality of our products. In addition, rent expense included in cost of revenue increased $0.5 million, due to the effect of our Oregon and Virginia office leases, and amortization of capitalized software and acquired technology included in cost of revenue increased by $1.2 million.

Operating Expenses

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Operating expenses:
Sales and marketing	$14,571	$11,552	$3,019	26%	$44,215	$35,202	$9,013	26%
Research and development	3,875	2,813	1,062	38%	10,348	8,105	2,243	28%
General and administrative	6,446	6,092	354	6%	16,096	16,891	(795)	(5)%

Total operating expenses	$24,892	$20,457	$4,435	22%	$70,659	$60,198	$10,461	17%

Percentage of revenue:
Sales and marketing	39%	39%			43%	44%
Research and development	11%	10%			10%	10%
General and administrative	17%	21%			15%	21%

Total operating expenses	67%	70%			68%	75%

Sales and Marketing

Sales and marketing expenses increased by $3.0 million for the three months ended September 30, 2014 over the corresponding quarter in 2013. The increase is primarily due to increased head count and expansion of our marketing efforts. Total head count of our sales and marketing personnel increased by 11% from September 30, 2013 to September 30, 2014, to support revenue growth and expanded marketing efforts. This increase contributed $2.2 million of additional expenses in the three months ended September 30, 2014. Costs related to expanded marketing efforts contributed an additional $0.6 million to the period-over-period difference.

Sales and marketing expenses increased by $9.0 million for the nine months ended September 30, 2014 over the corresponding period in 2013. The increase is primarily due to increased head count and expansion of our marketing efforts. As noted above, total head count of our sales and marketing personnel increased by 11% from September 30, 2013 to September 30, 2014, to support revenue growth and expanded features and functionality. This increase contributed $6.2 million of additional expenses in the nine months ended September 30, 2014. Costs related to expanded marketing efforts and partnership fees contributed an additional $3.3 million to the period-over-period difference.

Research and Development

Research and development expenses increased by $1.1 million for the three months ended September 30, 2014 over the corresponding quarter in 2013. The increase is primarily due to increased head count within our software development group for technology support for the new functionality on the platform and expand our cloud-delivery infrastructure and to integrate new product lines.

Research and development expenses increased by $2.2 million for the nine months ended September 30, 2014 over the corresponding period in 2013. The increase is primarily due to increased head count within our software development group for technology support for the new functionality on the platform and to expand our cloud-delivery infrastructure and to integrate new product lines.

Total head count within research and development increased by 38% from September 30, 2013 to September 30, 2014. Certain of our additional research and development head count supports our internal-use software, which is capitalized rather than expensed.

General and Administrative

General and administrative expenses increased by $0.4 million for the three months ended September 30, 2014 over the corresponding quarter in 2013. This increase was primarily driven by an increase in employee related expenses due to an increase in headcount for administrative operations of 34% from September 30, 2013 to September 30, 2014, which contributed $0.8 million of increased personnel expenses in the three months ended September 30, 2014. These increases were partially offset by a decrease in stock based compensation of $0.7 million.

General and administrative expenses decreased by $0.8 million for the nine months ended September 30, 2014 over the corresponding period in 2013. This decrease was primarily driven by the effect of foreign currency exchange rates, specifically for our India and United Kingdom operations, which favorably decreased costs by $1.9 million. Stock based compensation declined as well, decreasing by $2.2 million. These decreases were partially offset by an increase in employee related expenses of $1.5 million due to a 34% increase in headcount for administrative operations from September 30, 2013 to September 30, 2014. The decrease was also offset by increases in rent expenses of $1.3 million, due to the effect of our Oregon and Virginia office leases, and professional fees of $0.6 million.

Interest Income

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Interest income	$450	$295	$155	53%	$1,091	$677	$414	61%
Percentage of revenue	1%	1%			1%	1%

Interest income increased slightly for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 due to higher cash and cash equivalents and short term investments balances from proceeds of our initial public offering and follow-on public offering as well as additional investment.

Provision for Income Taxes

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2014	2013		% Change	2014	2013		% Change
Provision for (benefit from) income taxes	$231	$1,400	$(1,169)	(84)%	$(241)	$2,136	$(2,377)	(111)%
Percentage of revenue	—%	5%			—%	3%

The income tax expense for the three months ended September 30, 2014 decreased by $1.2 million compared to the three months ended September 30, 2013, due to an increase in deductions generated from disqualifying dispositions of incentive stock options as well as realization of income tax benefits resulting from our operations in a Special Economic Zone in India that were implemented in the fourth quarter of 2013, partially offset by the period over period increase in income from operations before income tax.

The income tax benefit for the nine months ended September 30, 2014 increased by $2.4 million compared to the nine months ended September 30, 2013, primarily as a result of the deduction generated from disqualifying dispositions of incentive stock options as well as realization of income tax benefits resulting from our operations in a Special Economic Zone in India, partially offset by the period over period increase in income from operations before income tax.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have financed our operations primarily through cash generated from operating activities and in earlier periods from private placements of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to us after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to us after offering expenses. As of September 30, 2014, we had $164.0 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $18.7 million of short-term investments.

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

Working Capital and Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$28,154	$18,898
Net cash used in investing activities	(36,078)	(12,014)
Net cash provided by financing activities	25,506	121,358
Effect of exchange rates on cash	12	(568)

Net increase in cash and cash equivalents	$17,594	$127,674

Our cash, cash equivalents and short-term investments at September 30, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of September 30, 2014, $5.3 million of our total cash and cash equivalents and $18.7 million of our short-term investments were held in India and $2.8 million of our total cash and cash equivalents were held in deposit accounts in the United Kingdom. These balances are available for general corporate purposes.

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the nine months ended September 30, 2014 and 2013 is primarily attributable to net income, which is driven by an increasing customer base and increased sales of our platform subscriptions, mobile, and marketing services. Cash provided by operations is also attributable to the change in accounts receivable, which is driven by the seasonality of our business and our strong collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. Our days sales outstanding, or DSO, is a primary indicator in cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the fourth quarter. Additionally, we generally invoice our large hotel customers of the Cvent Supplier Network in the fourth quarter, resulting in higher accounts receivable balances at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using billings for the period divided by accounts receivable and adjusted for the number of days in the period.

Net cash provided by operating activities was $28.2 million for the nine months ended September 30, 2014, driven primarily by a decrease in accounts receivable of $12.6 million and an increase in accounts payable, accrued expenses, and other liabilities of $8.4 million, including an increase of $8.0 million, included in deferred rent, related to our tenant improvement allowance for our new headquarters lease. These were offset by a decrease in deferred revenue of $4.1 million, reflective of our historical cash collection and billing cycle, and an increase in prepaid expense of $2.3 million. Net cash provided by operating activities was also driven by net income for the period, as adjusted for the exclusion of depreciation, amortization and stock-based compensation of approximately $14.0 million. Our DSO as of September 30, 2014 was 45 days.

Net cash provided by operating activities was $18.9 million for the nine months ended September 30, 2013, driven primarily by a decrease in accounts receivable of $13.6 million, consistent with our historical cash collection and billing cycle. This was offset by increases in prepaid expenses of $4.7 million and deferred revenue of $2.8 million during the period. Net cash provided by operating activities was also driven by adjustments for depreciation and amortization and stock-based compensation expense, which contributed a combined $10.0 million, offset by the net loss during the period. Our DSO as of September 30, 2013 was 42 days.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment and costs related to software developed for internal use, short-term investments, an acquisition, and contingent consideration payments related to previous acquisitions. We expect our capital expenditures and our investment activity to continue to increase as our business grows.

Net cash used in investing activities was $36.1 million for the nine months ended September 30, 2014. The use of cash was the result of an investment of $24.9 million in property and equipment, including software developed for internal use and for the Blue Release, and approximately $11.5 million of capital related to leasehold improvements and capital expenditures for our new headquarters space in Tysons Corner, Virginia. Net purchases of short-term investments of $7.3 million, cash payments of $4.1 million related to the acquisition of Decision Street, LLC and contingent consideration payments related to previous acquisitions also contributed to the net cash used in investing activities.

Net cash used in investing activities was $12.0 million for the nine months ended September 30, 2013. The amount consisted of investments in property and equipment of $7.8 million, including software developed for internal use to accommodate the growth of our business, and net purchases of short-term investments of $4.0 million.

Financing Activities

For the nine months ended September 30, 2014, net cash from financing activities provided $25.5 million in cash during the period primarily driven by $24.8 million in net proceeds received in connection with the closing of our follow-on public offering.

For the nine months ended September 30, 2013 net cash from financing activities provided $121.4 million in cash during the period, primarily attributable to $122.1 million in net proceeds provided in connection with the closing of our IPO.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2013 through September 30, 2014. Information regarding our market risk at December 31, 2013 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K dated March 21, 2014 and filed with the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We produce our consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully as a publicly traded company.

Background

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As of December 31, 2013, the primary factors contributing to the material weakness, which relates to our control environment and financial statement close process, were:

•	We had ineffective entity level and process level controls impacting the preparation and review of our consolidated financial statements. We had ineffective monitoring and management oversight of the financial reporting control environment and ineffective process level controls related to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. Specifically, we determined that we had significant deficiencies related to inappropriately designed and ineffective controls over our cut off procedures, reviews of account reconciliations and account analyses, and ineffective controls related to the preparation and review of our financial statements, all of which, in the aggregate, were determined to be a material weakness in internal control over financial reporting as of December 31, 2013.

•	We did not have adequate policies and procedures in place to ensure the effective design and operation of general IT controls over our financial reporting systems. Specifically, we identified deficiencies in internal controls related to access to programs and data, and program development and changes, which we consider in the aggregate to be a material weakness, due to the inability to rely on certain system generated reports and application controls.

•	Further, as previously disclosed, in connection with the preparation of our consolidated financial statements for the years ended December 31, 2013 and 2012, we determined that we had significant deficiencies related to our review of equity transactions, controls related to the preparation and review of our tax provision and the operation of our financial reporting controls, all of which aggregated to a material weakness in internal control over financial reporting.

Current Status

As detailed below under “—Changes in Internal Control Over Financial Reporting,” we have taken steps to improve our internal control over financial reporting. However, we have determined that we continue to have material weaknesses in the design and operating effectiveness of our internal control over financial reporting as of September 30, 2014.

As a result of various factors including, in part, the identified material weaknesses in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of September 30, 2014 were ineffective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting.

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

Under SEC rules applicable to newly public registrants, for the year ended December 31, 2013, we did not perform an evaluation of our of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002. Further, as long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2013. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses and/or significant deficiencies, in addition to those discussed above, may have been identified.

Because we are an emerging growth company, our independent registered public accounting firm will not perform an audit of our internal control over financial reporting for the fiscal year ending December 31, 2014. Our qualification as an emerging growth company may last for up to five years following our IPO on August 8, 2013. Although we believe the internal controls we are developing, once properly designed and implemented, will be effective, we cannot provide assurance that our registered public accounting firm will be able to attest that our internal controls are effective when they are required to do so. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and significant deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

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

Changes in Internal Control Over Financial Reporting

Since December 31, 2013, with the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the period covered by this Quarterly Report on Form 10-Q, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have developed entity level and process level controls with respect to the preparation and review of our consolidated financial statements. We have developed monitoring and management oversight of the financial reporting control environment. We have developed process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. In particular, we have developed measures to mitigate our previously-identified significant deficiencies relating to controls over our cut off procedures, reviews of account reconciliations and account analyses, and controls related to the preparation and review of our financial statements. We are in the process of testing and validating these controls. At this time, we cannot state whether these controls will prove to be effective.

•	We are currently working to write policies and procedures to ensure the effective design and operation of general IT controls over our financial reporting systems. We have not yet completed our development, implementation and testing of these controls. At this time, we cannot state whether these controls will prove to be effective.

We have completed the development and formal documentation of our policies and procedures relating to our internal control over financial reporting, but we have not completed the testing of these formalized controls. We also have not yet completed the development and formal documentation of general IT controls over our financial reporting systems. We will not consider the material weaknesses remediated until our internal control processes have been operational for a sufficient period of time and successfully tested. Accordingly, we have determined that we continue to have material weaknesses in our internal control over financial reporting as of September 30, 2014, as described in the Background section above. We also cannot provide assurance that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 21, 2014, remain current in all material respects. Those risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2014

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

August 2013 Initial Public Offering

On August 8, 2013, our Registration Statement on Form S-1, as amended (Reg. No. 333-189837) was declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 6,440,000 shares of our common stock, all of which were sold by us, including the underwriters’ over-allotment, at a price to the public of $21.00 per share. The offering closed on August 14, 2013, and, as a result, we received net proceeds of approximately $122.1 million after underwriters’ discounts and commissions of approximately $9.5 million and additional offering-related costs of approximately $3.6 million. The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus relating to that offering dated August 8, 2013. We invested the funds received in registered money market funds and to date have used a portion of the funds for acquisition costs.

January 2014 Follow-On Public Offering

On January 16, 2014, our Registration Statements on Form S-1, as amended (Reg. Nos. 333-193188 and 333-193400) were declared effective in connection with the follow-on public offering of our common stock, pursuant to which we and the selling stockholders in such transaction registered the sale of an aggregate of 6,072,000 shares of our common stock, 747,500 shares of which were sold by us and 5,324,500, including the underwriters’ over-allotment, sold by the selling shareholders, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and, as a result, we received net proceeds of approximately $24.8 million after underwriters’ discounts and commissions of approximately $1.1 million and additional offering-related costs of $650,000. We did not receive any proceeds from the sales of shares by the selling stockholders, other than $96,844 in disgorged profits remitted to the Company by two officers due to their sale of 7,500 shares of common stock under Section 16(b) of the Securities Exchange Act of 1934, as amended. The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.

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

The principal purposes of the offering were to facilitate an orderly distribution of shares for the selling stockholders in the offering and increase our public float. We currently have no specific plans for the use of a significant portion of the net proceeds to us of the offering. As noted above, we used a portion of the net proceeds to us from the offering to pay certain expenses of the selling stockholders in that offering. Additional funds have been used for working capital and general corporate purposes, including further expansion of our operations, product development and acquisition expenses. We invested the remaining funds received in registered money market funds. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) dated January 16, 2014.

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

Cvent, Inc.

/s/ Peter L. Childs
Peter L. Childs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 6, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.3)

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.1)

4.2(2)	Voting Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated August 5, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated July 8, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.