Form 10-Q
period 2015-03-31
CVENT INC
filed 2015-05-11
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2015, there were 41,560,903 shares of the registrant’s common stock outstanding.

CVENT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the adoption of our cloud-based solutions and introduction of new products, regulatory compliance and changes in the regulatory landscape affecting our business, impact of litigation, plans for growth and future operations, effects of acquisitions, effects of material weaknesses in the design and operating effectiveness of our internal control over financial reporting and ineffective disclosure controls and procedures, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed or incorporated by reference under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.

We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q or in the Annual Report filed on Form 10-K, filed on March 16, 2015, could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cvent, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,192	$144,544
Restricted cash	405	397
Short-term investments	23,370	23,039
Accounts receivable, net of reserve of $493 and $339, respectively	37,561	44,986
Prepaid expense and other current assets	16,683	13,107
Deferred tax assets	5,572	3,776

Total current assets	236,783	229,849
Property and equipment, net	21,484	22,535
Capitalized software development costs, net	20,740	17,967
Intangible assets, net	8,943	9,442
Goodwill	20,802	20,802
Other assets, non-current	325	313

Total assets	$309,077	$300,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,615	$5,057
Accrued expenses and other current liabilities	20,319	18,534
Deferred revenue	85,908	82,030

Total current liabilities	110,842	105,621
Deferred tax liabilities, non-current	7,422	7,086
Deferred rent, non-current	10,716	9,576
Other liabilities, non-current	5,042	4,791

Total liabilities	134,022	127,074
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; and zero issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at March 31, 2015 and December 31, 2014; 42,054,850 and 41,685,048 shares issued and 41,534,636 and 41,164,834 outstanding at March 31, 2015 and December 31, 2014, respectively	42	42
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	202,787	199,169
Accumulated other comprehensive loss	(265)	(220)
Accumulated deficit	(23,543)	(21,191)

Total stockholders’ equity	175,055	173,834

Total liabilities and stockholders’ equity	$309,077	$300,908

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$41,106	$31,401
Cost of revenue[1]	14,895	9,208

Gross profit	26,211	22,193
Operating expenses:
Sales and marketing[1]	17,740	13,667
Research and development[1]	5,035	3,189
General and administrative[1]	7,781	4,697

Total operating expenses	30,556	21,553

Income (loss) from operations	(4,345)	640
Interest income	544	279
Other expense	(426)	—

Income (loss) before income taxes	(4,227)	919
Benefit from income taxes	(1,875)	(722)

Net income (loss)	$(2,352)	$1,641

Net income (loss) per common share:
Basic	$(0.06)	$0.04

Diluted	$(0.06)	$0.04

Weighted average common shares outstanding—basic	41,236,164	40,619,281
Weighted average common shares outstanding—diluted	41,236,164	43,194,174

Other comprehensive income (loss):
Foreign currency translation loss	(45)	—

Comprehensive income (loss)	(2,397)	1,641

[1] Stock-based compensation expense included in the above:

Cost of revenue	$475	$193
Sales and marketing	1,030	303
Research and development	745	204
General and administrative	556	230

Total	$2,806	$930

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$(2,352)	$1,641
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,059	2,001
Loss on asset disposal	436	—
Foreign currency transaction gain	(23)	(166)
Stock-based compensation expense	2,806	930
Deferred taxes	(1,472)	—
Change in operating assets and liabilities:
Accounts receivable, net	7,316	8,906
Prepaid expenses and other assets	(3,352)	(271)
Accounts payable, accrued expenses and other liabilities	2,897	5,655
Deferred revenue	4,072	4,781

Net cash provided by operating activities	14,387	23,477
Investing activities:
Purchase of property and equipment	(773)	(1,751)
Capitalized software development costs	(4,724)	(3,021)
Net (purchases) sales of short-term investments	(331)	722
Acquisition and acquisition-related consideration payments	(17)	(20)
Restricted cash	(8)	(9)

Net cash used in investing activities	(5,853)	(4,079)
Financing activities:
Proceeds from exercise of stock options	237	234
Proceeds from follow-on public offering, net of expenses	—	24,814

Net cash provided by financing activities	237	25,048
Effect of exchange rate changes on cash and cash equivalents	(123)	166

Increase in cash and cash equivalents	8,648	44,612
Cash and cash equivalents, beginning of period	144,544	146,407

Cash and cash equivalents, end of period	$153,192	$191,019

Supplemental cash flow information:
Income taxes paid	$347	$661

Supplemental disclosure of noncash investing activities:
Outstanding payments for purchase of property and equipment in accounts payable at period end	$226	$289

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial information presented in the accompanying unaudited consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014 has been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.

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

Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $5,239 and $3,431 included within cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

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

Audience Management Platform

Revenue related to the Audience Management Platform is generated primarily through convenience and order processing fees charged to the end user purchasing tickets at the time a ticket for an event is sold and is recorded at the time of the event, net of the face value of the ticket. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. If an event is cancelled, the customer receives a full refund of the ticket price and fees paid.

Other subscription-based solutions include the sale of survey solutions, which are contracted though annual or multiyear arrangements.

Subscription agreements do not provide customers with the right to take possession of the underlying software at any time.

Hospitality Cloud Revenue

Towards the end of 2014, the Hospitality Cloud was branded to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this, the Company primarily concentrated on servicing the hospitality sector with marketing solutions through Cvent Supplier Network (CSN), which provided substantially all of the revenue for the product line in 2014 and before. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within the Cvent Supplier Network, the Cvent Destination Guide, the Elite Meetings magazine or in various electronic newsletters. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting and the arrangement consideration is allocated to all deliverables based on the relative selling price method. In such circumstances, the Company uses the selling price hierarchy of: (i) Vendor-specific objective evidence, or VSOE, if available, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of selling price. VSOE is limited to the price charged when the same element is sold separately by the Company. Due to the unique nature of some multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE; therefore the Company may use its best estimate to establish selling prices for these arrangements. The Company establishes the best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, customer demand and price lists.

(f) Deferred Revenue

Deferred revenue consists of contractual billings or payments received in advance of revenue recognition from platform subscription services or marketing solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in advance in annual or quarterly installments.

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

The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. There were no triggering events or indications of impairment as of March 31, 2015.

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

Determining the fair value of stock options under the Black-Scholes model requires judgment, including estimated volatility, risk free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represent the Company’s best estimates, based on management judgment. The estimate of the value per share of the Company’s common stock used in the option-pricing model prior to the Company’s IPO was based on the contemporaneous valuations performed with the assistance of an unrelated third-party valuation specialist and management’s analysis of market transactions in proximity to the valuation dates. The estimated dividend yield is zero since the Company has not issued dividends to date and does not anticipate issuing dividends. The risk-free interest rate is based on the implied yield currently available on U.S.

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

Foreign currency gains (losses) associated with transactions and remeasurement were $186 and $439 for the three months ended March 31, 2015 and 2014, respectively.

The Company’s foreign subsidiary in the UK designates the British Pound as its functional currency. For the subsidiary, assets and liabilities denominated in foreign currency are translated into U.S. dollars at current exchange rates. Foreign currency gains and losses associated with translation are included in accumulated other comprehensive gain (loss) in the consolidated balance sheets.

Accumulated other comprehensive loss associated with translation was $265 and $220 as of March 31, 2015 and December 31, 2014, respectively.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-9, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. In March 2015, the FASB recommended a one-year delay on effectiveness of this standard. Management is currently evaluating which adoption method it will use and assessing the effect the adoption of this standard will have on the consolidated financial statements.

4. Follow-On Public Offering

On January 16, 2014, the Company completed a follow-on public offering of 6,072,000 shares of its common stock. The Company sold 747,500 shares of its common stock, and the selling shareholders sold 5,324,500 shares in the offering, including the underwriters’ over-allotment, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and the Company received net proceeds of $24,846 million after deducting the underwriters discount and offering expenses, which have been included in additional paid-in-capital in the accompanying balance sheets as of March 31, 2015 and December 31, 2014.

5. Net Income (Loss) Per Share

The Company calculates basic net income per share of common stock by dividing net income attributable to the common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. The Company calculates diluted net income per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from share-based equity awards during the period, using the treasury stock method. Included in the diluted weighted average shares outstanding calculation is the effect of non-vested early option exercises of 188,875 shares that vested in February 2015, which were the last remaining non-vested shares of the 573,941 shares that were early-exercised on June 13, 2012. These shares, until they vested, were removed from the basic earnings per share calculation as the shares could have been repurchased by the Company prior to the vesting date if the employment of the early exercised option shareholders would have been terminated. The computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(2,352)	$1,641

Weighted average number of shares outstanding:
Weighted average common shares outstanding	41,236,164	40,619,281

Weighted average shares outstanding for basic earnings per share	41,236,164	40,619,281
Effect of share-based equity award plan	—	2,574,893

Weighted average shares outstanding for diluted earnings per share	41,236,164	43,194,174
Net income (loss) per share:
Basic	$(0.06)	$0.04

Diluted	$(0.06)	$0.04

The weighted average number of shares outstanding used in the computation of diluted loss per share for the three months ended March 31, 2015 do not include the effect of 2,012,102 stock options and restricted stock units, as the effect would have been anti-dilutive.

6. Income Taxes

The Company generally estimates its annual effective tax rate for the full fiscal year and applies that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company generally records discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate for the annual effective tax rate. For the three months ended March 31, 2015, the Company determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process. As a result, the Company has recorded the provision for income taxes for the three months ended March 31, 2015 using the actual effective rate for the three months ended March 31, 2014 (the “cut-off” method). The effective tax rate for the three months ended March 31, 2015 was calculated based on an actual effective tax rate plus discrete items, as described above.

The Company’s consolidated effective tax rate for the three months ended March 31, 2015 was 44.4%. The Company’s consolidated effective tax rate for the three months ended March 31, 2014 was (78.6)%.

The Company’s estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The Company is subject to U.S. federal income tax, various state income taxes and various foreign income taxes. The effective income tax rate for the three months ended March 31, 2015 and 2014 reflects various foreign income taxes.

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

The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. As of March 31, 2015, the undistributed earnings of the Company’s foreign affiliates was $5,775.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

7. Stock-Based Compensation

Stock Options

Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The awards vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire 10 years after the date of grant. At March 31, 2015, there were 6,352,099 shares available for the Company to grant under the 2013 Equity Incentive Plan.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for 2015 and 2014 grants are provided in the table below. Because the Company’s shares were not publicly traded prior to August 9, 2013 and its shares were rarely traded privately, and due to the limited trading history since August 9, 2013, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.

The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Dividend yield	0.00%	0.00%
Volatility	45.80%	48.96%
Expected term (years)	6.31	6.72
Risk-free interest rate	1.52%	1.18%

Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2014	4,166,214	$12.70	7.56	$63,186
Granted	880,104	26.79
Exercised	(369,802)	2.19
Forfeited	(89,448)	23.53
Expired	—	—

Balance at March 31, 2015	4,587,068	$16.04	8.09	$55,029

Exercisable at March 31, 2015	1,346,135	$2.40	6.03	$34,515

The weighted average grant date fair value of options granted during the three months ended March 31, 2015 was $12.38. The total intrinsic value of options exercised during the three months ended March 31, 2015 was $4,538.

The Company recorded stock-based compensation expense related to options of $1,833 and $832 during the three months ended March 31, 2015 and 2014. At March 31, 2015, there was $20,712 of total unrecognized compensation cost related to unvested stock options granted under the Plan, which is expected to be recognized over a weighted average period of 3.22 years.

On June 13, 2012, stock options for the purchase of 573,941 shares were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction were recorded as a liability within accrued and other current liabilities and other liabilities, non-current. During the three months ended March 31, 2015, the remaining 188,875 of these options vested and the $340 liability related to the vesting options was reclassified to stockholders’ equity. There are no remaining unvested options with the Company’s repurchase rights related to this transaction as of March 31, 2015.

Restricted Stock Units

During the three months ended March 31, 2015, the Company issued restricted stock units (RSUs) to employees.

RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2014	422,263	$28.43	2.62	$11,756
Granted	371,525	26.84
Vested	—	—
Forfeited	(16,325)	27.51

Balance at March 31, 2015	$777,463	$27.69	2.46	$21,800

The related compensation expense for restricted stock units recognized during the three months ended March 31, 2015 and 2014 was $973 and $98, respectively. At March 31, 2015, there was $15,047 of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.86 years.

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

Subsequent to the Company’s IPO, the value of the Company’s common stock was determined based on the closing market price of the Company’s common stock traded on the New York Stock Exchange on the grant date.

8. Stockholders’ Equity

a) Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2015 were as follows (in thousands, except for share amounts):

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance as of December 31, 2014	41,685,048	$42	$(3,966)	$199,169	$(21,191)	(220)	$173,834
Net loss	—	—	—	—	(2,352)	—	(2,352)
Share-based compensation expense	—	—	—	2,806	—	—	2,806
Exercise of stock options and vesting of awards	180,927	—	—	472	—	—	472
Issuance of common stock upon vesting of early exercised options	188,875	—	—	340	—	—	340
Foreign currency translation loss	—	—	—	—	—	(45)	(45)

Balance as of March 31, 2015	42,054,850	$42	$(3,966)	$202,787	$(23,543)	(265)	$175,055

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

b) Acquisition Payouts

A summary of the changes in the recorded amount of accrued compensation and deferred consideration from acquisitions from December 31, 2014 to March 31, 2015 is as follows (dollars in thousands):

	Compensation	Deferred Consideration	Total
Liability as of December 31, 2014	$1,238	$2,075	$3,313
Payments	(216)	(17)	(233)
Additional accruals	532	—	532

Liability as of March 31, 2015	$1,554	$2,058	$3,612

The accrued compensation and consideration related to acquisition payouts is recorded within accrued and other current liabilities on the accompanying consolidated balance sheets.

10. Subsequent Events

The Company has evaluated subsequent events through May 11, 2015, the date the financial statements were available to be issued.

On May 8, 2015, the Company acquired 100% of the equity interests of SignUp4, LLC (SignUp4) for approximately $22,400 in cash, subject to certain customary adjustments. Per the agreement, three key employees are also eligible for deferred compensation of up to $1,733 in the aggregate, which is contingent upon continued employment of those employees for a specified period of time. SignUp4 is a SaaS provider of event management solutions for corporate meeting planners, travel planners, and event management agencies. The acquisition will be accounted for as a business combination.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors.” in Part I, Item 1A of our Annual Report on Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. The words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three months ended March 31, 2015 and 2014 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three months ended March 31, 2015 and 2014 includes all adjustments, consisting only of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.

Overview

We are a leading cloud-based enterprise event management platform. We provide solutions for both sides of the meetings and events value chain: (i) event and meeting planners, and (ii) hotels and venues. Our integrated, cloud-based solution addresses the entire event lifecycle by allowing meeting and event planners to organize, market and manage their meetings, conferences, tradeshows and other events. The Company’s hospitality cloud provides hotels and venues with a full solution suite to generate, manage and measure demand for their group meetings. The combination of these solutions creates an integrated platform that allows us to generate revenue from both sides of the meetings and events value chain.

Our meeting and event planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual or multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise meetings and events, including external events such as conferences, tradeshows and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our event management solutions platform was $28.3 million and $21.7 million for the three months ended March 31, 2015, and 2014, respectively, or 69% of our total revenue during the periods. We generally recognize revenue from these contracts ratably over the term of the contract.

On the other side of the event value chain, hotels and venues primarily utilize our online marketing solutions within our hospitality cloud to generate more visibility with ready-to-transact event and meeting planners. Towards the end of 2014, we branded the hospitality cloud to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this, we primarily concentrated on servicing the hospitality sector with marketing solutions through CSN, which provided substantially all of the revenue for this product line in 2014 and in previous years. Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with approximately 235,000 venues in our proprietary database. We believe that CSN contains the world’s largest and most accurate searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual or multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. Revenue from our hospitality cloud was $12.8 million and $9.7 million for the three months ended March 31, 2015, and 2014, respectively, or 31% of our total revenue during each period.

Financial Operations Overview

Revenue

Platform Subscriptions. We generate the majority of our revenue through subscriptions for our event management solutions platform, pricing for which is based on the features and functionality selected. Our Enterprise solution is targeted towards the large enterprise market, and includes the full functionality of our platform. Our Event Management solution, which is targeted towards mid-market and smaller enterprises, has many of the same features as our Enterprise solution, but does not include some of the advanced features and functionality required by larger organizations. The number of attendee registrations available to customers subscribing to the registration functionality is contractually fixed, and registrations above the contracted amount result in additional fees paid by the customer.

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

Platform subscription revenue also includes revenue from our mobile event apps, ticketing and web survey products. Our mobile event apps and our Enterprise solutions are the products with the fastest growing revenue within our business.

Hospitality Cloud. Towards the end of 2014, we branded the Hospitality Cloud to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this, we primarily concentrated on servicing the hospitality sector with marketing solutions through CSN, which provided substantially all of the revenue for this product line in 2014 and in previous years. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within the Cvent Supplier Network, the Cvent Destination Guide, the Elite Meetings magazine or in various electronic newsletters. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.

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

Contractual amounts that have not been invoiced, and for which service has not yet started, which we refer to as unbilled contract value, are not reflected in our consolidated financial statements.

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

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development expenses, other than software development costs that qualify for capitalization, are expensed as incurred.

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

We expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenue over the short-term as we continue to expand our operations and hire additional personnel to support our growth. We expect to continue to incur expenses related to outside legal counsel, accounting and auditing activities, compliance with public company reporting and corporate governance requirements, insurance requirements and enhancing our internal control environment.

Critical Accounting Policies and Estimates

Our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K dated March 16, 2015, and filed with the SEC.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-9, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective in the first quarter of 2017. Early adoption is prohibited. However, in March 2015, the FASB recommended a one-year delay on effectiveness of this standard. Management is currently evaluating the adoption methods and assessing the effect the adoption of this standard will have on the consolidated financial statements.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended March 31,
	2015	2014
	(In thousands)
Revenue	$41,106	$31,401
Cost of revenue	14,895	9,208

Gross profit	26,211	22,193
Operating expenses:
Sales and marketing	17,740	13,667
Research and development	5,035	3,198
General and administrative	7,781	4,697

Total operating expenses	30,556	21,553
Income (loss) from operations	(4,345)	640
Interest income	544	279
Other expense	(426)	—

Income (loss) from operations before income taxes	(4,227)	919
Benefit from income taxes	(1,875)	(722)

Net income (loss)	$(2,352)	$1,641

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended March 31,
	2015	2014
Revenue	100%	100%
Cost of revenue	36	29

Gross profit	64	71
Operating expenses:
Sales and marketing	43	44
Research and development	12	10
General and administrative	19	15

Total operating expenses	74	69

Income (loss) from operations	(10)	2
Interest income	1	1
Other expense	(1)	—

Income (loss) from operations before income taxes	(10)	3
Benefit from income taxes	(4)	(2)

Net income (loss)	(6)%	5%

Comparison of Three months ended March 31, 2015 and 2014

Revenue

	Three months ended March 31,
	2015	2014	Variance	% Change
Revenue by product:
Platform subscriptions	$28,271	$21,679	$6,592	30%
Hospitality cloud	12,835	9,722	3,113	32%

Total revenue	$41,106	$31,401	$9,705	31%

Percentage of revenue:
Platform subscriptions	69%	69%
Hospitality cloud	31%	31%

Total revenue	100%	100%

Total revenue increased $9.7 million during the three months ended March 31, 2015 compared to the same period in 2014, primarily driven by an increase of $9.6 million in revenue from sales of products to new customers and companies acquired in the last 12 months. Revenue from sales of additional products to existing customers contributed an additional $3.4 million increase in revenue for the three months ended March 31, 2015 over the corresponding period in 2014. These increases were partially offset by lost revenue from customers who stopped using our solutions since March 31, 2014.

Platform subscription revenue increased $6.6 million during the three months ended March 31, 2015 compared to the same quarter in 2014 primarily due to a $6.5 million increase in revenue from sales of event planning subscriptions to new customers in 2015. Revenue from sales of additional features and functionality to existing customers, increased registrations and a full quarter of revenue from customers that originated during the three months ended March 31, 2014, contributed $2.5 million in platform subscription revenue during the three months ended March 31, 2015. These increases were partially offset by lost revenue from customers who stopped using our solutions since March 31, 2014.

Hospitality cloud revenue increased $3.1 million during the three months ended March 31, 2015 compared to the same quarter in 2014 primarily due to recognition of $3.1 million in revenue from sales to new customers and companies acquired in the last 12 months. Net revenue recognized from sales of additional marketing solutions and price increases contributed an additional $0.9 million during the three months ended March 31, 2015. These increases were partially offset by lost revenue from customers who stopped using our solutions since March 31, 2014.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 11% of total revenue for the three months ended March 31, 2015 and 2014. We expect that the proportion of total revenue from outside of North America will grow in the future.

Cost of Revenue

	Three months ended March 31,
	2015	2014	Variance	% Change
Cost of revenue	$14,895	$9,208	$5,687	62%
Percentage of revenue	36%	29%

Cost of revenue increased primarily due to expansion of our customer service and technology divisions to support the growth of our business. Headcount increased by 36% in our technology division and by 11% in our customer service division from March 31, 2014 to March 31, 2015, increasing costs of revenue related to employee expenses by $3.1 million. This increase was offset by the effects of an increase in capitalized software costs of $1.3 million related to employee expenses on capital projects during the period. Depreciation and amortization of capitalized software and acquired technology contributed an increase of $1.6 million. The remaining increase is the result of increased licenses and fees related to maintaining our data center, credit card fees, bad debt expense, stock-based compensation and rent.

As a percent of revenue, cost of revenue increased from 29% of revenue for the three months ended March 31, 2014 to 36% for the same period of 2015. This increase is attributable to depreciation and amortization of capitalized software and acquired technology comprising a higher percentage of revenue in 2015. Additionally, employee expenses net of capitalized software development costs, licenses and fees, contracted services and bad debt expense contributed to the increase in cost of revenue as a percent of revenue.

Operating Expenses

	Three months ended March 31,
	2015	2014	Variance	% Change
Operating expenses:
Sales and marketing	$17,740	$13,667	$4,073	30%
Research and development	5,035	3,189	1,846	58%
General and administrative	7,781	4,697	3,084	66%

Total operating expenses	$30,556	$21,553	$9,003	42%

Percentage of revenue:
Sales and marketing	43%	44%
Research and development	12%	10%
General and administrative	19%	15%

Total operating expenses	74%	69%

Sales and Marketing

Sales & marketing expenses increased by $4.1 million for the three months ended March 31, 2015 over the corresponding quarter in 2014. The increase is primarily due to increased headcount and expansion of our marketing efforts both domestically and internationally. Total sales and marketing headcount increased by 7% from March 31, 2014 to March 31, 2015 to support revenue growth, new product lines and global expansion. This increase and increased commissions associated with increased booking in the first quarter of 2015 contributed $2.1 million of additional expense in the three months ended March 31, 2015. In addition, stock-based compensation expense increased $0.7 million due to equity grants made in January 2015 and rent and office related expenses allocated to the sales and marketing teams increased $0.8 million. The remaining increase was the result of increased costs related to our marketing efforts, such as increasing our digital marketing spend and increased tradeshows in which we participate.

Research and Development

Research and development expenses increased by $1.8 million for the three months ended March 31, 2015 over the corresponding quarter in 2014. The increase is primarily due to an increase of 31% in our head count within our software development group for technology support for new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines.

General and Administrative

General and administrative expenses increased by $3.1 million for the three months ended March 31, 2015 over the corresponding quarter in 2014. The increase was primarily due to increased headcount for administrative operations, particularly related to increased personnel necessary to operate as a public company, increased miscellaneous business costs and increased earnout payments related to our acquisitions. Total headcount related to general and administrative operations increased by 21% from March 31, 2014 to March 31, 2015, which contributed $0.7 million of increased personnel and related expenses in the three months ended March 31, 2015. In addition, miscellaneous business costs increased by $0.9 million and earnout payments related to our acquisitions increased by $0.5 million. The remaining increase was driven by increases in rent, depreciation, transaction costs related to foreign currency rate fluctuations and stock-based compensation.

Interest Income

	Three months ended March 31,
	2015	2014	Variance	% Change
Interest income	$544	$279	$265	95%
Percentage of revenue	1%	1%

Interest income increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to higher interest rates.

Benefit from Income Taxes

	Three months ended March 31,
	2015	2014	Variance	% Change
Benefit from income taxes	$(1,875)	$(722)	$(1,153)	160%
Percentage of revenue	(4)%	(2)%

The income tax benefit for the three months ended March 31, 2015 increased by $1.2 million compared to the three months ended March 31, 2014, due to the period over period decrease in income from operations before income tax as well as realization of increased income tax benefits resulting from our operations in a Special Economic Zone in India, partially offset by a decrease in period over period deductions generated from disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have financed our operations primarily through cash generated from operating activities and in earlier periods from private placements of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to us after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to us after offering expenses. As of March 31, 2015, we had $153.2 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $23.4 million of short-term investments.

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

Working Capital and Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$14,387	$23,477
Net cash used in investing activities	(5,853)	(4,079)
Net cash provided by financing activities	237	25,048
Effect of exchange rates on cash	(123)	166

Net increase in cash and cash equivalents	$8,648	$44,612

Our cash, cash equivalents and short-term investments at March 31, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of March 31, 2015, $2.7 million of our total cash and cash equivalents and all of our short-term investments were held in India and $3.7 million of our total cash and cash equivalents were held in deposit accounts in the United Kingdom. These balances are available for general corporate purposes.

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the three months ended March 31, 2015 and 2014 is primarily attributable to the net income (loss) and the change in accounts receivable and deferred revenue for the period, which is driven by the seasonality of our business and our strong collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. Our days sales outstanding, or DSO, is a primary indicator in cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in these quarters. Additionally, we generally invoice our large hotel customers of the Cvent Supplier Network in the fourth quarter, resulting in higher accounts receivable balances at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using average billings for the period divided by average accounts receivable and adjusted for the number of days in the period.

Net cash provided by operating activities was $14.4 million for the three months ended March 31, 2015, which was driven primarily by a decrease in accounts receivable of $7.3 million, an increase in deferred revenue of $4.1 million, reflective of our historical cash collection and billing cycle, and an increase in accounts payable, accrued expenses, and other liabilities of $2.9 million. These were offset by an increase in prepaid expenses and other assets of $3.4 million. Net cash provided by operating activities was also driven by net loss for the period, as adjusted for the exclusion of depreciation, amortization and stock-based compensation of approximately $4.5 million. Our DSO as of March 31, 2015 was 47 days.

Net cash provided by operating activities was $23.5 million for the three months ended March 31, 2014, driven primarily by a decrease in accounts receivable of $8.9 million and an increase in deferred revenue of $4.8 million generally as a result of our historical cash collection and billing cycle, and an increase in accounts payable of $5.7 million. Net cash provided by operating activities was also driven by net income for the period, as adjusted for the add-back of depreciation, amortization and stock-based compensation of approximately $2.9 million. Our DSO as of March 31, 2014 was 43 days.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment and costs related to software developed for internal use, short-term investments, acquisitions, and contingent consideration payments related to previous acquisitions. We expect our capital expenditures and our investment activity to continue to increase as our business grows.

Net cash used in investing activities was $5.9 million for the three months ended March 31, 2015. The use of cash was the result $4.7 million in capitalized software development and an investment of $0.8 million in property and equipment. Net purchases of short-term investments of $0.3 million also contributed to the net cash used in investing activities.

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2014. The use of cash was the result of our investment in property and equipment of $1.8 million, $3.0 million in capitalized software development, partially offset by net sales of short-term investments.

Financing Activities

For the three months ended March 31, 2015, net cash from financing activities provided $0.2 million in cash during the period driven by $0.2 million in net proceeds received from the exercise of stock options.

For the three months ended March 31, 2014 net cash from financing activities provided $25.0 million in cash during the period primarily driven by $24.8 million in net proceeds received in connection with the closing of our follow-on public offering, and $0.2 million in cash received from the exercises of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2014 through March 31, 2015.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. To the extent that transactions by foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction losses are included in net income (loss) and were $0.3 million in the quarter ended March 31, 2015. The amount was insignificant in the quarter ended March 31, 2014.

Certain of our revenues are earned in British pounds and euros. The revenue denominated in pounds and euros is immaterial for the quarters ended March 31, 2015 and March 31, 2014.

An increase or decrease of 10% in the applicable foreign exchange rates would not have a material impact on our financial position.

As of March 31, 2015, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. Our short-term investments primarily consist of bank certificates of deposit, all of which are held in India. As of March 31, 2015, we had $153.2 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $23.4 million of short-term investments. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio and our tendency to hold investments to maturity, we do not believe an immediate increase or decrease in interest rates of as much as 3% would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4.	Controls and Procedures

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses in our internal control over financial reporting as discussed below. The material weaknesses remained unremediated as of March 31, 2015.

(b) Material Weaknesses in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and identified material weaknesses in our internal control over financial reporting as of December 31, 2014 as defined in SEC Regulation S-X. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting

Since December 31, 2014, with the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process, documented walkthroughs and test of design procedures, improved processes and control activities (including an assessment of the segregation of duties). During the fiscal quarter ending March 31, 2015, we continued to make the following enhancements to our internal control over financial reporting:

•	We have developed and implemented entity level and process level controls with respect to the preparation and review of our consolidated financial statements. We have developed monitoring and management oversight of the financial reporting control environment. We have developed and implemented process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements and are in process of performing necessary remediation activities as a result of our testing procedures. At this time, we cannot state whether these controls will prove to be effective.

•	We have developed and implemented policies and procedures around the design and operation of general IT controls over our financial reporting systems and in process of performing necessary remediation activities as a result of our testing procedures. At this time, we cannot state whether these controls will prove to be effective.

While we have made significant progress with respect to cut off procedures, account reconciliations and account analyses, and with respect to the enhancement of controls related to the preparation and review of our financial statements, we will not consider the material weaknesses remediated until our internal control processes have been operational for a sufficient period of time and have been successfully tested. Accordingly, we have determined that we continue to have material weaknesses in our internal control over financial reporting as of March 31, 2015. We also cannot provide assurance that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2015.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, as described above under “Material Weaknesses in Internal Control over Financial Reporting,” we are taking steps to remediate the material weaknesses identified above and to remediate the underlying cause of this material weakness.

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

Except as set forth below, the risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015, remain current in all material respects. Those risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Seasonality may cause fluctuations in our revenue, operating expenses and operating results.

We generally experience seasonality in our hospitality cloud sales due to the seasonality of the underlying marketing budgets of hotels and venues. Hotels and venues utilizing our marketing solutions have historically made more purchasing decisions in the fourth quarter of the calendar year. Accordingly, our fourth quarter has historically been our strongest quarter for new marketing solutions business and renewals, and our first quarter is historically our marketing solutions largest collections and operating cash flow quarter. Additionally, we expect to experience increased seasonality in our overall revenues and expenses due to the timing of our combined user and industry conference. Specifically, during the second quarter, we host Cvent CONNECT, our annual marketing event that brings together planners, executives and hoteliers to connect, learn and engage about the changing meetings and events industry ecosystem. The timing of Cvent CONNECT affects both our marketing costs and the revenue that we earn from registrations, certifications and sponsorships. We expect that in the future, as we continue to grow Cvent CONNECT, our marketing expenses and revenue associated with the marketing event will increase in absolute dollars. As a result, our expenses will be negatively impacted and our total revenue will be positively impacted in the second quarter, which will likely result in low or negative sequential revenue growth and operating income in the third quarter compared to the prior quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2015

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

Cvent, Inc.

/s/ Peter L. Childs
Peter L. Childs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 11, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.3)

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated August 5, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated July 8, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.