Form 10-Q
period 2015-06-30
CVENT INC
filed 2015-08-06
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2015, there were 41,627,367 shares of the registrant’s common stock outstanding.

CVENT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

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

We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q or in the Annual Report filed on Form 10-K, filed on March 16, 2015 (as updated in our Quarterly Report on Form 10-Q filed on May 11, 2015), could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cvent, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,774	$144,544
Restricted cash	397	397
Short-term investments	26,797	23,039
Accounts receivable, net of reserve of $1,031 and $339, respectively	25,254	44,986
Prepaid expense and other current assets	16,884	13,107
Deferred tax assets	7,190	3,776

Total current assets	213,296	229,849
Property and equipment, net	22,123	22,535
Capitalized software development costs, net	23,589	17,967
Intangible assets, net	16,230	9,442
Goodwill	33,465	20,802
Other assets, non-current, net	230	313

Total assets	$308,933	$300,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,705	$5,057
Accrued expenses and other current liabilities	24,027	18,534
Deferred revenue	81,948	82,030

Total current liabilities	109,680	105,621
Deferred tax liabilities, non-current	8,285	7,086
Deferred rent, non-current	11,380	9,576
Other liabilities, non-current	5,079	4,791

Total liabilities	134,424	127,074
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; zero issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at June 30, 2015 and December 31, 2014; 42,128,389 and 41,685,048 shares issued and 41,608,175 and 41,164,834 outstanding at June 30, 2015 and December 31, 2014, respectively	42	42
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	207,820	199,169
Accumulated other comprehensive loss	(169)	(220)
Accumulated deficit	(29,218)	(21,191)

Total stockholders’ equity	174,509	173,834

Total liabilities and stockholders’ equity	$308,933	$300,908

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$47,323	$34,133	$88,429	$65,534
Cost of revenue[1]	14,332	8,953	28,934	18,071

Gross profit	32,991	25,180	59,495	47,463
Operating expenses:
Sales and marketing[1]	23,063	15,977	40,803	29,644
Research and development[1]	4,879	3,284	9,914	6,473
General and administrative[1]	9,569	4,953	17,350	9,650
Intangible asset amortization, excluding cost of revenue	519	86	812	176

Total operating expenses	38,030	24,300	68,879	45,943

Income (loss) from operations	(5,039)	880	(9,384)	1,520
Interest income	577	362	1,121	641
Other income (loss)	—	—	(426)	—

Income (loss) from operations before income taxes	(4,462)	1,242	(8,689)	2,161
Provision for (benefit from) income taxes	1,213	250	(662)	(472)

Net income (loss)	$(5,675)	$992	$(8,027)	$2,633

Net income (loss) per common share:
Basic	$(0.14)	$0.02	$(0.19)	$0.06

Diluted	$(0.14)	$0.02	$(0.19)	$0.06

Weighted average common shares outstanding—basic	41,571,379	41,003,038	41,404,698	40,812,220
Weighted average common shares outstanding—diluted	41,571,379	43,177,662	41,404,698	43,185,872
Other comprehensive income (loss):
Foreign currency translation gain	96	—	51	—

Comprehensive income (loss)	$(5,579)	$992	$(7,976)	$2,633

[1]Stock-based compensation expense included in the above:
Cost of revenue	$498	$146	$973	$339
Sales and marketing	1,105	399	2,135	702
Research and development	729	251	1,474	455
General and administrative	417	248	973	478

Total	$2,749	$1,044	$5,555	$1,974

See accompanying notes to the consolidated financial statements

Cvent, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$(8,027)	$2,633
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,813	4,339
Loss on asset disposal	436	—
Foreign currency transaction gain (loss)	34	(114)
Stock-based compensation expense	5,555	1,974
Deferred taxes	(2,133)	342
Change in operating assets and liabilities:
Accounts receivable, net	20,922	13,070
Prepaid expenses and other assets	(3,453)	(130)
Accounts payable, accrued expenses and other liabilities	3,414	272
Deferred revenue	(1,024)	1,492

Net cash provided by operating activities	24,537	23,878
Investing activities:
Purchase of property and equipment	(2,223)	(9,956)
Capitalized software development costs	(9,817)	(6,318)
Net purchases of short-term investments	(3,758)	(3,365)
Acquisition and acquisition-related consideration payments	(19,331)	(415)
Restricted cash	—	(9)

Net cash used in investing activities	(35,129)	(20,063)
Financing activities:
Proceeds from exercise of stock options	778	507
Excess tax benefits from stock-based compensation	1,978	—
Proceeds from follow-on public offering, net of expenses	—	24,846

Net cash provided by financing activities	2,756	25,353
Effect of exchange rate changes on cash and cash equivalents	66	114

Change in cash and cash equivalents	(7,770)	29,282
Cash and cash equivalents, beginning of period	144,544	146,407

Cash and cash equivalents, end of period	$136,774	$175,689

Supplemental cash flow information:
Income taxes paid	$599	$929

Supplemental disclosure of noncash investing activities:
Outstanding payments for purchase of property and equipment in accounts payable at period end	$704	$2,189

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial information presented in the accompanying unaudited consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014 has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.

(b) Reclassification

Certain items in the prior period financial statements have been reclassified for comparative purposes to conform to the current period presentation.

(c) Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made by management include estimated useful lives of property and equipment and capitalized software development costs, goodwill and intangibles, determination of estimated selling prices, allowances for doubtful accounts, valuation of deferred tax assets, valuation assumptions in purchase accounting, certain assumptions related to stock-based compensation and legal and other contingencies. Actual results could differ from those estimates and assumptions.

(d) Cash and Cash Equivalents

Highly liquid financial instruments purchased with original maturities of 90 days or less at the date of purchase are reported as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these funds are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $5.3 million and $3.4 million included within cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

(e) Short-term Investments

The Company’s short-term investments consist of highly liquid financial instruments with original maturities greater than 90 days but less than one year. These short-term investments are comprised of certificates-of-deposit.

(f) Revenue Recognition

The Company derives revenue from two primary sources: platform subscription-based solutions and hospitality cloud solutions. These services are generally provided under annual or multi-year contracts that are generally only cancellable for cause. Revenue is generally recognized on a straight-line basis over the life of the contract. The Company recognizes revenue when all of the following conditions are met:

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

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables) with respect to its multiple-element arrangements entered into or significantly modified on or after January 1, 2011.

Platform Subscription Revenue

Event Management

The Company generates the majority of its revenue through Software-as-a-Service (“SaaS”) subscriptions to the event management platform, pricing for which is subject to the features and functionality selected. No features or functionality within the subscription-based services have stand-alone value apart from one another and, therefore, the entire subscription fee is recognized on a straight-line basis over the term of the subscription arrangement.

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

Hospitality Cloud Revenue

In 2014, the Hospitality Cloud was branded to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this branding, the Company primarily concentrated on servicing the hospitality sector with marketing solutions through the Cvent Supplier Network (“CSN”), which continues to provide substantially all of the revenue for this product line as it did in the prior periods. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within CSN, the Cvent Destination Guide, the Elite Meetings magazine or additional sourcing websites such as EliteMeetings.com and SpeedRFP.com, each of which are designed for a different planner audience. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.

The Company enters into arrangements with multiple deliverables that generally include various marketing solutions that may be sold individually or bundled together and delivered over various periods of time. In such situations, the Company applies the provisions of FASB, Accounting Standards Codification (“ASC”), No. 605-25, Revenue Recognition – Multiple Element Arrangements to account for the various elements within the marketing solution agreements delivered over the platform. Under such guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized ratably over the contractual period that the related advertising deliverable is provided. Annual marketing solutions on the CSN are often sold separately, and, as such, all have standalone value.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting and the arrangement consideration is allocated to all deliverables based on the relative selling price method. In such circumstances, the Company uses the selling price hierarchy of: (i) Vendor-specific objective evidence, or VSOE, if available, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of selling price. VSOE is limited to the price charged when the same element is sold separately by the Company. Due to the unique nature of some multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE; therefore the Company may use its best estimate to establish selling prices for these arrangements. The Company establishes the best estimates within a range of selling prices considering multiple factors including, but not limited to, size of transaction, customer demand and price lists.

(g) Deferred Revenue

Deferred revenue consists of contractual billings or payments received in advance of revenue recognition from platform subscription services or Hospitality Cloud solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in advance in annual or quarterly installments.

(h) Business Combinations

The Company is required to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values.

Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, specifically with respect to the value of long-lived and intangible assets.

Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-competition agreements; the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in the Company’s product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. The Company’s estimates of fair value are based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Costs incurred related to acquisitions are expensed as incurred.

(i) Goodwill

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

The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. There were no triggering events or indications of impairment as of June 30, 2015.

(j) Capitalized Software Development Costs

Costs to develop internal use software to support the Company’s platform are capitalized and recorded as capitalized software in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other Subtopic 40 Internal-Use Software on the balance sheet. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred.

(k) Deferred Tax Assets and Liabilities

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

(l) Stock-Based Compensation

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

Determining the fair value of stock options under the Black-Scholes model requires judgment, including estimated volatility, risk free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represent the Company’s best estimates, based on management judgment. The estimate of the value per share of the Company’s common stock used in the option-pricing model prior to the Company’s IPO in August 2013 was based on the contemporaneous valuations performed with the assistance of an unrelated third-party valuation specialist and management’s analysis of market transactions in proximity to the valuation dates. The estimated dividend yield is zero since the Company has not issued dividends to date and does not anticipate issuing dividends. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term. Due to its limited trading history, the Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of similar public companies. The expected term of the Company’s stock options represent the period that its stock-based awards are expected to be outstanding. For purposes of determining the expected term, the Company applies the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. Awards generally vest over a service period of four years, with a maximum contractual term of ten years.

Pursuant to FASB ASC Subtopic 718-10-35, Stock Compensation, the initial determination of compensation cost is based on the fair value of the number of stock options granted, amortized over the vesting period. The value of the awards granted is discounted by the forfeiture rate equal to the value expected to vest. The forfeiture rate was derived by taking into consideration historical employee turnover rates as well as expectations for the future. Expense related to stock options is recognized using the straight-line attribution method. Compensation cost for restricted stock units is measured at the fair value of the underlying shares on the respective grant date and recognized on a straight-line basis over the vesting period.

(m) Foreign Currency

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

Foreign currency gains (losses) associated with transactions and remeasurement were $(1.0) million and less than $0.1 million for the three months ended June 30, 2015 and 2014, respectively; and $(0.8) million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

The Company’s foreign subsidiary in the UK designates the British Pound as its functional currency. For the subsidiary, assets and liabilities denominated in foreign currency are translated into U.S. dollars at current exchange rates. Foreign currency gains and losses associated with translation are included in accumulated other comprehensive gain (loss) in the consolidated balance sheets.

(n) Non-Monetary Transactions

The Company occasionally participates in non-monetary transactions with its customers in exchange for marketing and other services. In accordance with FASB ASC Topic 845 – Nonmonetary transactions, non-monetary transactions with commercial substance are recorded at the estimated fair value of the services received from or provided to the counterparty, whichever is more clearly evident. In certain periods there are timing differences between the revenue and the related expense, due to the timing of delivery and receipt of services. Non-monetary transaction revenue totaled $2.6 million and $3.3 million for the three and six months ended June 30, 2015, and $0.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively. Non-monetary transaction expense totaled $3.1 million and $3.9 million for the three and six months ended June 30, 2015, and $0.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

3. New Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. In July 2015, the FASB voted to approve a one-year deferral of the effective date of this standard. Management is currently evaluating which adoption method it will use and assessing the effect the adoption of this standard will have on the consolidated financial statements.

4. Follow-On Public Offering

On January 16, 2014, the Company completed a follow-on public offering of 6,072,000 shares of its common stock. The Company sold 747,500 shares of its common stock, and the selling shareholders sold 5,324,500 shares in the offering, including the underwriters’ over-allotment, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and the Company received net proceeds of $24.8 million after deducting the underwriters discount and offering expenses, which have been included in additional paid-in-capital in the accompanying balance sheets as of June 30, 2015 and December 31, 2014.

5. Net Income (Loss) Per Share

The Company calculates basic net income per share of common stock by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. The Company calculates diluted net income per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect of share-based equity awards during the period, using the treasury stock method. Included in the diluted weighted average shares outstanding calculation is the effect of non-vested early option exercises of 188,875 shares that vested in February 2015, which were the last remaining non-vested shares of the 573,941 shares that were early-exercised on June 13, 2012. These shares, until they vested, were removed from the basic earnings per share calculation as the shares could have been repurchased by the Company prior to the vesting date if the employment of the early exercised option shareholders would have been terminated. The computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(5,675)	$992	$(8,027)	$2,633

Weighted average number of shares outstanding:
Weighted average common shares outstanding	41,571,379	41,003,038	41,404,698	40,812,220

Weighted average shares outstanding for basic earnings per share	41,571,379	41,003,038	41,404,698	40,812,220
Effect of share-based equity award plan	—	2,174,624	—	2,373,652

Weighted average shares outstanding for diluted earnings per share	41,571,379	43,177,662	41,404,698	43,185,872
Net income (loss) per share:
Basic	$(0.14)	$0.02	$(0.19)	$0.06

Diluted	$(0.14)	$0.02	$(0.19)	$0.06

The weighted average number of shares outstanding used in the computation of diluted loss per share for the three and six months ended June 30, 2015 do not include the effect of 1,770,754 and 1,890,761, respectively, stock options and restricted stock units, as the effect would have been anti-dilutive.

6. Acquisitions

SignUp4

On May 8, 2015, the Company acquired 100% of the equity interests of SignUp4, LLC (“SignUp4”) for total consideration of $22.2 million, including cash acquired of $1.9 million. SignUp4 is an event management and marketing solutions company that has a valuable client portfolio, including multiple Fortune 1000 clients. The Company completed this acquisition for strategic and competitive advantage. The acquisition was accounted for as a purchase business combination.

Total consideration is comprised of cash paid at closing of $19.2 million, net of cash acquired of $1.9 million and $1.1 million of cash withheld to cover potential net working capital adjustments.

The table below represents the preliminary allocation of the purchase price for the acquired net assets of SignUp4 based on their estimated fair values as of May 8, 2015. The allocation of the purchase price was based upon preliminary estimates of fair value of the corresponding assets and liabilities as follows (in thousands):

Tangible liabilities assumed, net	$(1,466)
Trademarks	164
Developed technology	870
Customer relationships	7,040
Goodwill	12,604

Total consideration	$19,212

Customer relationships represent the fair value of the underlying relationships and agreements with SignUp4 customers. Developed technology represents the estimated fair value of SignUp4’s developed software. Trademarks represents the estimated fair value of SignUp4’s existing trademarks. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $12.6 million was recorded as goodwill. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating SignUp4’s business into the Company’s technology. The goodwill balance is deductible for U.S. income tax purposes.

Acquisition-related costs, including transaction costs such as legal and accounting fees, were expensed as incurred. The Company incurred $0.2 million of transaction costs for the six months ended June 30, 2015, which have been included in general and administrative expenses in the consolidated statement of operations. Revenue in the period post-acquisition was not significant.

7. Income Taxes

The Company generally estimates its annual effective tax rate for the full fiscal year and applies that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company generally records discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate for the annual effective tax rate. For the three and six months ended June 30, 2015, the Company determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process. As a result, the Company has recorded the provision for income taxes for the three and six months ended June 30, 2015 using the actual effective rate for the three and six months ended June 30, 2015 (the “cut-off” method). The effective tax rate for the three and six months ended June 30, 2015 was calculated based on an actual effective tax rate plus discrete items, as described above.

The Company’s consolidated effective tax rate for the three and six months ended June 30, 2015 was (27.2)% and 7.6%, respectively. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2014 was 20.1% and (21.8)%, respectively.

The Company’s estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The Company is subject to U.S. federal income tax, various state income taxes and various foreign income taxes. The effective income tax rate for the three and six months ended June 30, 2015 and 2014 reflects various foreign income taxes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its U.S. net deferred tax assets. However, the Company does not have sufficient objective evidence to support the future deductibility of certain deferred tax assets related to foreign tax credits, and accordingly, has established a valuation allowance against this deferred tax asset during the three months ended June 30, 2015 of $0.7 million as required by generally accepted accounting principles. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of this asset.

Additionally, during the three months ended June 30, 2015, the Company recorded a reduction of previously recognized income tax benefit related to stock disqualifying dispositions of $2.0 million.

The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. As of June 30, 2015, the undistributed earnings of the Company’s foreign affiliates was $7.2 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense when assessed.

8. Stock-Based Compensation

Stock Options

Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The awards vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire 10 years after the date of grant. At June 30, 2015, there were 6,393,801 shares available for the Company to grant under the 2013 Equity Incentive Plan.

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

The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Dividend yield	0.00%	0.00%
Volatility	44.09%	45.66%
Expected term (years)	6.48	6.33
Risk-free interest rate	1.89%	1.55%

Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2014	4,166,214	$12.70	7.56	$63,186
Granted	960,860	26.78
Exercised	(439,297)	2.54
Forfeited	(282,655)	19.12
Expired	(282)	5.96

Balance at June 30, 2015	4,404,840	$16.38	7.74	$41,415

Exercisable at June 30, 2015	1,512,897	$2.89	5.59	$34,634

The weighted average grant date fair value of options granted during the six months ended June 30, 2015 was $12.37. The total intrinsic value of options exercised during the six months ended June 30, 2015 was $6.1 million.

The Company recorded stock-based compensation expense related to options of $1.6 million and $0.9 million during the three months ended June 30, 2015 and 2014, respectively, and $3.4 million and $1.7 million during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $19.3 million of total unrecognized compensation cost related to unvested stock options granted under the Plan, which is expected to be recognized over a weighted average period of 3.15 years.

On June 13, 2012, stock options for the purchase of 573,941 shares were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction were recorded as a liability within accrued and other current liabilities and other liabilities, non-current. During the six months ended June 30, 2015, the remaining 188,875 of these options vested and the $0.3 million liability related to the vesting options was reclassified to stockholders’ equity. There are no remaining unvested options with the Company’s repurchase rights related to this transaction as of June 30, 2015.

Restricted Stock Units

During the six months ended June 30, 2015, the Company issued restricted stock units (RSUs) to employees.

RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2014	422,263	$28.43	2.62	$11,756
Granted	408,036	26.82
Vested	(4,044)	28.44
Forfeited	(36,685)	27.22

Balance at June 30, 2015	$789,570	$27.66	2.25	$20,355

The related compensation expense for restricted stock units recognized during the three months ended June 30, 2015 and 2014 was $1.2 million and $0.2 million, respectively, and $2.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $14.5 million of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.64 years.

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

9. Stockholders’ Equity

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2015 were as follows (in thousands, except for share amounts):

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance as of December 31, 2014	41,685,048	$42	$(3,966)	$199,169	$(21,191)	$(220)	$173,834
Net loss	—	—	—	—	(8,027)	—	(8,027)
Share-based compensation expense	—	—	—	5,555	—	—	5,555
Excess tax benefits from stock-based compensation	—	—	—	1,978	—	—	1,978
Exercise of stock options and vesting of restricted stock awards	254,466	—	—	778	—	—	778
Issuance of common stock upon vesting of early exercised options	188,875	—	—	340	—	—	340
Foreign currency translation gain	—	—	—	—	—	51	51

Balance as of June 30, 2015	42,128,389	$42	$(3,966)	$207,820	$(29,218)	$(169)	$174,509

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

b) Acquisition Payouts

A summary of the changes in the recorded amount of accrued compensation and deferred consideration from acquisitions from December 31, 2014 to June 30, 2015 is as follows (dollars in thousands):

	Compensation	Deferred Consideration	Total
Liability as of December 31, 2014	$1,238	$2,075	$3,313
Payments	(1,255)	(72)	(1,327)
Additional accruals	1,014	—	1,014

Liability as of June 30, 2015	$997	$2,003	$3,000

The accrued compensation and consideration related to acquisition payouts is recorded within accrued and other current liabilities on the accompanying consolidated balance sheets.

11. Subsequent Events

The Company has evaluated subsequent events through August 6, 2015, the date the financial statements were available to be issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (as updated in our Quarterly Report on Form 10-Q filed on May 11, 2015), as may be updated in our subsequent Quarterly Reports on Form 10-Q. The words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three and six months ended June 30, 2015 and 2014 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three and six months ended June 30, 2015 and 2014 includes all adjustments, consisting only of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.

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

Our meeting and event planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual or multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise meetings and events, including external events such as conferences, tradeshows and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our event management solutions platform was $32.7 million and $61.0 million for the three and six months ended June 30, 2015, or 69% of our total revenue during the periods, and $24.2 million and $45.9 million for the three and six months ended June 30, 2014, or 71% and 70%, respectively of our total revenue during the periods. We generally recognize revenue from these contracts ratably over the term of the contract.

On the other side of the event value chain, hotels and venues primarily utilize our online marketing solutions within our Hospitality Cloud to generate more visibility with ready-to-transact event and meeting planners. Towards the end of 2014, we branded the Hospitality Cloud to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this, we primarily concentrated on servicing the hospitality sector with marketing solutions through the Cvent Supplier Network (“CSN”), which continues to provide substantially all of the revenue for this product line as it did in the prior periods. CSN connects tens of thousands of event and meeting planners seeking the best venue for their event with approximately 235,000 venues in our proprietary database. We believe that CSN contains the world’s largest and most accurate searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual or multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. Revenue from our Hospitality Cloud was $14.6 million and $27.4 million for the three and six months ended June 30, 2015, or 31% of our total revenue during each period, and $9.9 million and $19.6 million for the three and six months ended June 30, 2014, or 29% and 30%, respectively, of our total revenue during each period.

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

Our customer contracts are typically not cancellable without cause and typically range in length from one to four years. We generally recognize revenue from platform subscriptions ratably over the term of the contract. Customers are typically invoiced in advance on an annual or quarterly basis. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription period. We refer to contractual amounts that have not been invoiced as unbilled contract value. Unbilled contract value is not reflected in our consolidated financial statements.

Platform subscription revenue also includes revenue from our mobile event apps, ticketing and web survey products.

Hospitality Cloud. In 2014, we branded the Hospitality Cloud to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this, we primarily concentrated on servicing the hospitality sector with marketing solutions through CSN, which continues to provide substantially all of the revenue for this product line as it did in the prior periods. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within CSN, the Cvent Destination Guide, the Elite Meetings magazine or additional sourcing websites such as EliteMeetings.com and SpeedRFP.com, each of which are designed for a different planner audience. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.

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

Cost of Revenue

Cost of revenue primarily consists of employee-related expenses, including salaries, benefits, bonuses and stock-based compensation, related to providing support and hosting our applications, costs of data center capacity, software license fees and amortization expense associated with capitalized software. In addition, we allocate a portion of overhead, such as rent, information technology costs, and depreciation and amortization to cost of revenue based on head count.

We are invested in the success of our customers and as such, we will continue to invest in providing support and expanding our capacity to support our growth, which in the near-term will result in higher cost of revenue in absolute dollars and as a percentage of revenue.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenues. We expect that our gross margin may fluctuate from period to period as a result of an increase in depreciation and amortization run-rates in the short-term, and additional costs associated with our recent acquisitions. We also expect gross profit and gross margin to be affected by stock compensation expense due to grants of stock options as we continue to grow and incentivize our employees.

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

With the exception of software developed by companies we have acquired, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. We expect research and development expenses to increase in the near-term in absolute dollars as we expand our product offerings and as a percentage of revenue as we invest in the integration and technological support associated with acquired businesses and technologies.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, legal and human resource staffs, including salaries, benefits, bonuses and stock-based compensation, as well as professional fees, insurance premiums, other corporate expenses, and overhead.

We expect our general and administrative expenses to increase in absolute dollars over the short-term as we continue to expand our operations and hire additional personnel to support our growth. We expect to continue to incur expenses related to outside legal counsel, accounting and auditing activities, compliance with public company reporting and corporate governance requirements, insurance requirements and enhancing our internal control environment.

Intangible Asset Amortization, Excluding Cost of Revenue

Intangible asset amortization, excluding cost of revenue, consists entirely of amortization expenses related to acquired customer relationship and trademark intangible assets. This line item excludes intangible asset amortization related to cost of revenue, which is defined as acquired developed technology and capitalized software intangible asset amortization.

We expect our intangible asset amortization, excluding cost of revenue, expenses to increase in absolute dollars and as a percentage of revenue over the short and long-term as we expect to strategically acquire companies to aid in our short and long-term growth.

Critical Accounting Policies and Estimates

Our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K dated March 16, 2015, and filed with the SEC.

In May 2014, the FASB and the International Accounting Standards Board issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-9, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective in the first quarter of 2017. Early adoption is prohibited. However, in July 2015, the FASB voted to approve a one-year deferral of the effective date of this standard. Management is currently evaluating the adoption methods and assessing the effect the adoption of this standard will have on the consolidated financial statements.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue	$47,323	$34,133	$88,429	$65,534
Costs of revenue	14,332	8,953	28,934	18,071

Gross profit	32,991	25,180	59,495	47,463
Operating expenses:
Sales and marketing	23,063	15,977	40,803	29,644
Research and development	4,879	3,284	9,914	6,473
General and administrative	9,569	4,953	17,350	9,650
Intangible asset amortization, excluding cost of revenue	519	86	812	176

Total operating expenses	38,030	24,300	68,879	45,943

Income (loss) from operations	(5,039)	880	(9,384)	1,520
Interest income	577	362	1,121	641
Other income (loss)	—	—	(426)	—

Income (loss) from operations before income taxes	(4,462)	1,242	(8,689)	2,161
Provision for (benefit from) income taxes	1,213	250	(662)	(472)

Net income (loss)	$(5,675)	$992	$(8,027)	$2,633

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Costs of revenue	30	26	33	28

Gross margin	70	74	67	72
Operating expenses:
Sales and marketing	49	47	46	45
Research and development	10	10	11	10
General and administrative	20	14	20	15
Intangible asset amortization, excluding cost of revenue	1	—	1	—

Total operating expenses	80	71	78	70

Income (loss) from operations	(10)	3	(11)	2
Interest income	1	1	1	1
Other income (loss)	—	—	—	—

Income (loss) from operations before income taxes	(9)	4	(10)	3
Provision for (benefit from) income taxes	3	1	(1)	(1)

Net income (loss)	(12)%	3%	(9)%	4%

Comparison of Three and Six months ended June 30, 2015 and 2014

Revenue

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2015	2014		% Change	2015	2014		% Change
Revenue by product:
Platform subscriptions	$32,723	$24,244	$8,479	35%	$60,994	$45,923	$15,071	33%
Hospitality cloud	14,600	9,889	4,711	48%	27,435	19,611	7,824	40%

Total revenue	$47,323	$34,133	$13,190	39%	$88,429	$65,534	$22,895	35%

Percentage of revenue:
Platform subscriptions	69%	71%			69%	70%
Hospitality cloud	31%	29%			31%	30%

Total revenue	100%	100%			100%	100%

Total revenue increased $13.2 million during the three months ended June 30, 2015 compared to the same period in 2014, primarily driven by additional revenue of $10.9 million from sales of products to new customers and sales by companies acquired in the last twelve months. Revenue from sales of additional solutions to existing customers contributed an additional $5.6 million in revenue for the three months ended June 30, 2015 over the corresponding period in 2014. These increases were partially offset by lost revenue from customers who stopped using our solutions since June 30, 2014. Included in total revenue for the three months ended June 30, 2015 was $2.6 million of non-monetary revenue.

Platform subscription revenue increased $8.5 million during the three months ended June 30, 2015 compared to the same period in 2014, primarily due to additional revenue of $7.6 million from sales of event planning subscriptions to new customers and companies acquired in the last twelve months. Revenue from sales of additional features and functionality to existing customers and increased registrations contributed an additional $3.4 million in platform subscription revenue during the three months ended June 30, 2015. These increases were partially offset by lost revenue from customers who stopped using our solutions since June 30, 2014.

Hospitality cloud revenue increased $4.7 million during the three months ended June 30, 2015 compared to the same period in 2014, primarily due to additional revenue of $3.4 million from sales of hospitality cloud products to new customers and companies acquired in the last 12 months. Net revenue recognized from sales of additional hospitality cloud solutions to existing customers and price increases contributed an additional $2.3 million in revenue during the three months ended June 30, 2015. These increases were partially offset by lost revenue from customers who stopped using our marketing solutions since June 30, 2014.

Total revenue increased $22.9 million during the six months ended June 30, 2015 compared to the same period in 2014, primarily driven by an increase of $20.5 million in revenue from sales of products to new customers and sales by companies acquired in the last 12 months. Revenue from sales of additional solutions to existing customers contributed an additional $9.0 million in revenue for the six months ended June 30, 2015 over the corresponding period in 2014. These increases were partially offset by lost revenue from customers who stopped using our solutions since June 30, 2014. Included in total revenue for the six months ended June 30, 2015 was $3.3 million of non-monetary revenue.

Platform subscription revenue increased $15.1 million during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a $14.1 million increase in revenue from sales of event planning subscriptions to new customers and companies acquired in the last 12 months. Revenue from sales of additional features and functionality to existing customers and increased registrations contributed $5.8 million in additional platform subscription revenue during the six months ended June 30, 2015. These increases were partially offset by lost revenue from customers who stopped using our marketing solutions since June 30, 2014.

Hospitality cloud revenue increased $7.8 million during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to recognition of $6.4 million in additional revenue from sales of hospitality cloud products to new customers and companies acquired in the last 12 months. Net revenue recognized from sales of additional hospitality cloud solutions and price increases contributed an additional $3.2 million of revenue during the six months ended June 30, 2015. These increases were partially offset by lost revenue from customers who stopped using our solutions since June 30, 2014.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 10% and 11% of total revenue for the three months ended June 30, 2015 and 2014, respectively, and 11% of total revenue for each of the six months ended June 30, 2015 and 2014. We expect that the proportion of total revenue from outside of North America will grow in the future.

Cost of Revenue

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2015	2014		% Change	2015	2014		% Change
Cost of revenue	$14,332	$8,953	$5,379	60%	$28,934	$18,071	$10,863	60%
Percentage of revenue	30%	26%			33%	28%

Cost of revenue increased by $5.4 million for the three months ended June 30, 2015 over the corresponding quarter in 2014. The increase is primarily due to expansion of our customer service and technology divisions to support the growth of our business. Headcount increased in our technology and customer service divisions from June 30, 2014 to June 30, 2015, increasing costs of revenue related to employee expenses by $1.4, net of software costs capitalized during the period. Depreciation and amortization of capitalized software and acquired technology contributed an increase of $1.6 million. The remaining increase is the result of increased costs related to maintaining our data center, credit card fees, stock-based compensation, amortization of acquired technology intangible assets and rent.

Cost of revenue increased by $10.9 million for the six months ended June 30, 2015 over the corresponding period in 2014. The increase is primarily due to expansion of our customer service and technology divisions to support the growth of our business. Headcount increased in our technology and customer service divisions from June 30, 2014 to June 30, 2015, increasing costs of revenue related to employee expenses by $3.1 million, net of software costs capitalized during the period. Depreciation and amortization of capitalized software and acquired technology contributed an increase of $3.0 million. The remaining increase is the result of increased costs related to maintaining our data center, credit card fees, stock-based compensation, amortization of acquired technology intangible assets and rent.

As a percent of revenue, cost of revenue increased from 26% and 28% of revenue for the three and six months ended June 30, 2014, respectively, to 30% and 33% for the same periods of 2015. This increase is attributable to depreciation and amortization of capitalized software and acquired technology comprising a higher percentage relative to revenue in 2015. Additionally, employee expenses net of capitalized software development costs, licenses and fees and contracted services contributed to the increase in cost of revenue as a percent of revenue.

Operating Expenses

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2015	2014		% Change	2015	2014		% Change
Operating expenses:
Sales and marketing	$23,063	$15,977	$7,086	44%	$40,803	$29,644	$11,159	38%
Research and development	4,879	3,284	1,595	49%	9,914	6,473	3,441	53%
General and administrative	9,569	4,953	4,616	93%	17,350	9,650	7,700	80%
Intangible asset amortization, excluding cost of revenue	519	86	433	503%	812	176	636	372%

Total operating expenses	$38,030	$24,300	$13,730	57%	$68,879	$45,943	$22,936	50%

Percentage of revenue:
Sales and marketing	49%	47%			46%	45%
Research and development	10%	10%			11%	10%
General and administrative	20%	14%			20%	15%
Intangible asset amortization, excluding cost of revenue	1%	—%			1%	—%

Total operating expenses	80%	71%			78%	70%

Sales and Marketing

Sales & marketing expenses increased by $7.1 million for the three months ended June 30, 2015 over the corresponding quarter in 2014. The increase is primarily due to our customer conference, Cvent CONNECT, increased headcount and expansion of our marketing efforts both domestically and internationally. Sharply higher attendance at Cvent CONNECT contributed $3.7 million of additional expense when compared to the comparable prior period. Total sales and marketing headcount increased from June 30, 2014 to June 30, 2015 to support revenue growth, new product lines and global expansion. The headcount increase and increased commissions associated with increased bookings in the second quarter of 2015 contributed $2.6 million of additional expense. In addition, stock-based compensation expense increased $0.7 million due to equity grants made in January 2015. The remaining increase was the result of increased costs related to rent and depreciation.

Sales & marketing expenses increased by $11.2 million for the six months ended June 30, 2015 over the corresponding period in 2014. The increase is primarily due to our customer conference, Cvent CONNECT, increased headcount and expansion of our marketing efforts both domestically and internationally. Sharply higher attendance at Cvent CONNECT contributed $3.7 million of additional expense when compared to the comparable prior period. Total sales and marketing headcount increased from June 30, 2014 to June 30, 2015 to support revenue growth, new product lines and global expansion. The headcount increase and increased commissions associated with increased bookings in the period contributed $5.2 million of additional expense in the six months ended June 30, 2015. In addition, stock-based compensation expense increased $1.4 million due to equity grants made in January 2015. The remaining increase was the result of increased costs related to rent and depreciation.

Research and Development

Research and development expenses increased by $1.6 million for the three months ended June 30, 2015 over the corresponding quarter in 2014. The increase is primarily due to an increase in our headcount within our software development group for technology to support product development and new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines.

Research and development expenses increased by $3.4 million for the six months ended June 30, 2015 over the corresponding period in 2014. The increase is primarily due to an increase in our headcount within our software development group for technology to support product development and new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines.

General and Administrative

General and administrative expenses increased by $4.6 million for the three months ended June 30, 2015 as compared to the comparable prior period. The increase was primarily due to increased headcount for administrative operations, particularly related to increased personnel necessary to operate as a public company, increased miscellaneous business costs and increased accrual of earnout payments related to our acquisitions which were closed prior to 2015. Total headcount related to general and administrative operations increased from June 30, 2014 to June 30, 2015, which contributed $0.9 million of increased personnel and related expenses in the three months ended June 30, 2015. In addition, transaction costs related to foreign currency fluctuations increased by $1.1 million and miscellaneous sales taxes increased by $0.6 million. The remaining increase was driven by increases in rent, depreciation, acquisition related expenses, bad debt expense and stock-based compensation.

General and administrative expenses increased by $7.7 million for the six months ended June 30, 2015 over the corresponding period in 2014. The increase was primarily due to increased headcount for administrative operations, particularly related to increased personnel necessary to operate as a public company, increased miscellaneous business costs and increased earnout payments related to our acquisitions. Total headcount related to general and administrative operations increased from June 30, 2014 to June 30, 2015, which contributed $1.5 million of increased personnel and related expenses in the six months ended June 30, 2015. In addition, transaction costs related to foreign currency rate fluctuations increased by $1.3 million, miscellaneous sales taxes increased by $1.2 million and acquisition related expenses of $0.9 million. The remaining increase was driven by increases in rent, depreciation, bad debt expense and stock-based compensation.

Intangible Asset Amortization, Excluding Cost of Revenue

Intangible asset amortization, excluding cost of revenue increased by $0.4 million for the three months ended June 30, 2015 over the corresponding quarter in 2014. The increase is primarily due to increased acquisition activity as we continue to strategically acquire companies to aid in our short and long-term growth.

Intangible asset amortization, excluding cost of revenue increased by $0.6 million for the six months ended June 30, 2015 over the corresponding period in 2014. The increase is primarily due to increased acquisition activity as we continue to strategically acquire companies to aid in our short and long-term growth.

Interest Income

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2015	2014		% Change	2015	2014		% Change
Interest income	$577	$362	$215	59%	$1,121	$641	$480	75%
Percentage of revenue	1%	1%			1%	1%

Interest income increased for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 due to higher interest rates and higher investment amounts.

Provision for (benefit from) Income Taxes

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2015	2014		% Change	2015	2014		% Change
Provision for (benefit from) income taxes	$1,213	$250	$963	385%	$(662)	$(472)	$(190)	(40)%
Percentage of revenue	3%	1%			(1)%	(1)%

The income tax provision for the three months ended June 30, 2015 increased by $1.0 million compared to the three months ended June 30, 2014, primarily due to a reduction of previously recognized income tax benefit related to stock disqualifying dispositions. These increases were partially offset by the period over period decrease in income from operations before income tax.

The income tax benefit for the six months ended June 30, 2015 increased by $0.2 million compared to the six months ended June 30, 2014, primarily due to the period over period decrease in income from operations before income tax partially offset by a reduction of previously recognized income tax benefit related to stock disqualifying dispositions.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we had financed our operations primarily through cash generated from operating activities and in earlier periods from private placements of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to us after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to us after offering expenses. As of June 30, 2015, we had $136.8 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $26.8 million of short-term investments.

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

Working Capital and Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$24,537	$23,878
Net cash used in investing activities	(35,129)	(20,063)
Net cash provided by financing activities	2,756	25,353
Effect of exchange rates on cash	66	114

Change in cash and cash equivalents	$(7,770)	$29,282

Our cash, cash equivalents and short-term investments at June 30, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of June 30, 2015, $4.5 million of our total cash and cash equivalents and all of our short-term investments were held in India and $4.7 million of our total cash and cash equivalents were held in deposit accounts in the United Kingdom. These balances are available for general corporate purposes.

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the six months ended June 30, 2015 and 2014 is primarily attributable to the net income (loss) and the change in accounts receivable and deferred revenue for the period, which is driven by the seasonality of our business and our strong collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. Our days sales outstanding, or DSO, is a primary indicator of cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in these quarters. Additionally, we generally invoice our large hotel customers of CSN in the fourth quarter, resulting in higher accounts receivable balances at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using average billings for the period divided by average accounts receivable and adjusted for the number of days in the period.

Net cash provided by operating activities was $24.5 million for the six months ended June 30, 2015, which was driven primarily by a decrease in accounts receivable of $20.9 million, reflective of our historical cash collections and billing cycle, and an increase in accounts payable, accrued expenses, and other liabilities of $3.5 million. These increases in operating cash were offset by an increase in prepaid expenses and other assets of $3.4 million and a decrease in deferred revenue of $1.0 million. Net cash provided by operating activities was also driven by net loss for the period, as adjusted for the exclusion of depreciation, amortization and stock-based compensation of approximately $6.3 million. Our DSO as of June 30, 2015 was 49 days.

Net cash provided by operating activities was $23.9 million for the six months ended June 30, 2014, driven primarily by a decrease in accounts receivable of $13.1 million and an increase in deferred revenue of $1.5 million generally as a result of our historical cash collection and billing cycle, and an increase in accounts payable of $0.3 million, offset by an increase in prepaid expense of $0.1 million. Net cash provided by operating activities was also driven by net income for the period, as adjusted for the exclusion of depreciation, amortization and stock-based compensation of approximately $8.8 million. Our DSO as of June 30, 2014 was 44 days.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment and costs related to software developed for internal use, short-term investments, acquisitions, and earnout payments related to previous acquisitions. We expect our capital expenditures and our investment activity to continue to increase as our business grows.

Net cash used in investing activities was $35.1 million for the six months ended June 30, 2015. The use of cash was the result of the SignUp4 acquisition in the amount of $19.2 million, $9.8 million in capitalized software development costs and an investment of $2.2 million in property and equipment. Net purchases of short-term investments of $3.8 million also contributed to the net cash used in investing activities.

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

Financing Activities

For the six months ended June 30, 2015, net cash from financing activities provided $2.8 million in cash during the period driven by excess tax benefits from stock based compensation of $2.0 million and net proceeds received from the exercise of stock options of $0.8 million.

For the six months ended June 30, 2014, net cash from financing activities provided $25.4 million in cash during the period primarily driven by $24.8 million in net proceeds received in connection with the closing of our follow-on public offering, and $0.5 million in cash received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2014 through June 30, 2015.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. To the extent that transactions by foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction gains are included in net income (loss) and were $0.4 million and $0.7 million in the three and six months ended June 30, 2015. The amount was insignificant in the three and six months ended June 30, 2014.

Certain of our revenues are earned in British pounds and euros. The revenue denominated in pounds and euros is immaterial for the three and six months ended June 30, 2015 and June 30, 2014.

An increase or decrease of 10% in the applicable foreign exchange rates would not have a material impact on our financial position.

As of June 30, 2015, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. Our short-term investments primarily consist of bank certificates of deposit, all of which are held in India. As of June 30, 2015, we had $136.8 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $26.8 million of short-term investments. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio and our tendency to hold investments to maturity, we do not believe an immediate increase or decrease in interest rates of as much as 3% would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the material weaknesses in our internal control over financial reporting discussed below.

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

As of December 31, 2014, the primary factors contributing to the material weaknesses, which relate to our control environment and financial statement close process, were:

•	We did not have adequate policies and procedures in place to ensure the effective design and operation of general IT controls over our financial reporting systems. Specifically, we identified significant deficiencies in internal controls related to access to programs and data, and program development and changes, which we consider in the aggregate to be a material weakness, due to the inability to rely on certain system generated reports and application controls.

•	We had ineffective entity and process level controls impacting the preparation and review of our consolidated financial statements and ineffective process level controls related to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. Specifically, we identified significant deficiencies in internal controls related to inappropriately designed and ineffective controls over financial integration of and accounting for acquired companies, cut off procedures, preparation of the tax provision and reviews of account reconciliations. We also determined we had ineffective controls related to the preparation and review of financial statements, all of which in the aggregate, were determined to be a material weakness in internal control over financial reporting as of December 31, 2014.

These material weaknesses remain unremediated as of June 30, 2015.

Further, as long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2014. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses and/or significant deficiencies, in addition to those discussed above, may have been identified. Our qualification as an emerging growth company may last for up to five years following our IPO on August 8, 2013 or expire as early as December 31, 2016.

(c) Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have implemented measures toward remediating the underlying causes of the previously identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the fiscal quarter ending June 30, 2015, we continued to make the following changes to our internal control over financial reporting:

•	We have developed and implemented entity level and process level controls with respect to the preparation and review of our consolidated financial statements. We have developed monitoring and management oversight of the financial reporting control environment. We have developed and implemented process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements and are in the process of performing necessary remediation activities as a result of our testing procedures. At this time, we cannot state whether these controls will prove to be effective.

•	We have developed and implemented policies and procedures around the design and operation of general IT controls over our financial reporting systems and are in the process of performing necessary remediation activities as a result of our testing procedures. At this time, we cannot state whether these controls will prove to be effective.

While we have made significant progress with respect to cut off procedures, account reconciliations and account analyses, and with respect to the enhancement of controls related to the preparation and review of our financial statements, we will not consider the material weaknesses remediated until our internal control processes have been operational for a sufficient period of time and have been successfully tested. Accordingly, we have determined that we continue to have material weaknesses in our internal control over financial reporting as of June 30, 2015. We also cannot provide assurance that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2015.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, as described above under “Material Weaknesses in Internal Control over Financial Reporting,” we are taking steps to remediate the material weaknesses identified above and their underlying causes.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015, as supplemented by the risks described in Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which was filed with the SEC on May 11, 2015, remain current in all material respects. Those risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2015

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

Cvent, Inc.
/s/ Peter L. Childs
Peter L. Childs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 6, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Document

2.1(3)	Membership Unit Purchase Agreement by and among Cvent Atlanta, LLC, the Members of SignUp4, LLC, the Founders of SignUp 4, LLC, the Representative of the Members and Cvent, Inc. dated as of May 8, 2015

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.3)

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.1)

10.1(4)	Executive Transition Agreement, dated June 12, 2015, by and between Cvent, Inc. and Peter L. Childs.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, filed August 5, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, filed July 8, 2013 (No. 333-189837). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed May 11, 2015 (No. 001-36043).
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2015 (No. 001-36043).