Form 10-Q
period 2015-09-30
CVENT INC
filed 2015-11-04
CIK 1122897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2015, there were 41,951,799 shares of the registrant’s common stock outstanding.

CVENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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
We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q or in the Annual Report filed on Form 10-K, filed on March 16, 2015 (as updated in our Quarterly Reports on Form 10-Q filed on May 11, 2015 and August 6, 2015), could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Cvent, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,174	$144,544
Restricted cash	382	397
Short-term investments	31,406	23,039
Accounts receivable, net of reserve of $344 and $339, respectively	22,537	44,986
Prepaid expense and other current assets	16,348	13,107
Deferred tax assets	8,881	3,776
Total current assets	206,728	229,849
Property and equipment, net	21,517	22,535
Capitalized software development costs, net	26,577	17,967
Intangible assets, net	15,252	9,442
Goodwill	33,461	20,802
Other assets, non-current, net	1,956	313
Total assets	$305,491	$300,908
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,630	$5,057
Accrued expenses and other current liabilities	24,096	18,534
Deferred revenue	72,796	82,030
Total current liabilities	100,522	105,621
Deferred tax liabilities, non-current	9,494	7,086
Deferred rent, non-current	11,422	9,576
Other liabilities, non-current	4,474	4,791
Total liabilities	125,912	127,074
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; zero issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at September 30, 2015 and December 31, 2014; 42,458,162 and 41,685,048 shares issued and 41,937,948 and 41,164,834 outstanding at September 30, 2015 and December 31, 2014, respectively	42	42
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	212,196	199,169
Accumulated other comprehensive loss	(256)	(220)
Accumulated deficit	(28,437)	(21,191)
Total stockholders’ equity	179,579	173,834
Total liabilities and stockholders’ equity	$305,491	$300,908
See accompanying notes to the consolidated financial statements

Cvent, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$48,379	$37,386	$136,808	$102,920
Cost of revenue[1]	14,725	11,122	43,659	29,197
Gross profit	33,654	26,264	93,149	73,723
Operating expenses:
Sales and marketing[1]	17,841	14,571	58,644	44,215
Research and development[1]	5,424	3,875	15,338	10,348
General and administrative[1]	9,648	6,422	26,998	16,072
Intangible asset amortization, excluding cost of revenue	680	110	1,492	282
Total operating expenses	33,593	24,978	102,472	70,917
Income (loss) from operations	61	1,286	(9,323)	2,806
Interest income	679	450	1,800	1,091
Other income (loss)	—	(434)	(426)	(434)
Income (loss) from operations before income taxes	740	1,302	(7,949)	3,463
(Benefit from) provision for income taxes	(41)	231	(703)	(241)
Net income (loss)	$781	$1,071	$(7,246)	$3,704
Net income (loss) per common share:
Basic	$0.02	$0.03	$(0.17)	$0.09
Diluted	$0.02	$0.02	$(0.17)	$0.09
Weighted average common shares outstanding—basic	41,723,667	41,103,502	41,512,189	40,910,381
Weighted average common shares outstanding—diluted	43,481,392	43,151,239	41,512,189	43,174,201
Other comprehensive income (loss):
Foreign currency translation gain	(87)	—	(36)	—
Comprehensive income (loss)	$694	$1,071	$(7,282)	$3,704

[1]Stock-based compensation expense included in the above:
Cost of revenue	$533	$213	$1,506	$552
Sales and marketing	950	415	3,085	1,117
Research and development	835	276	2,309	731
General and administrative	533	226	1,506	704
Total	$2,851	$1,130	$8,406	$3,104
See accompanying notes to the consolidated financial statements

Cvent, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net (loss) income	$(7,246)	$3,704
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,229	7,175
Loss on asset disposal	436	434
Foreign currency transaction gain (loss)	27	(12)
Stock-based compensation expense	8,406	3,104
Deferred taxes	(2,851)	(944)
Change in operating assets and liabilities:
Accounts receivable, net	22,599	12,643
Prepaid expenses and other assets	(4,331)	(2,256)
Accounts payable, accrued expenses and other liabilities	3,755	8,406
Deferred revenue	(9,585)	(4,100)
Net cash provided by operating activities	25,439	28,154
Investing activities:
Purchase of property and equipment	(3,973)	(14,790)
Capitalized software development costs	(15,278)	(10,094)
Net purchases of short-term investments	(8,367)	(7,325)
Acquisition and acquisition-related consideration payments	(19,259)	(4,121)
Restricted cash	15	252
Net cash used in investing activities	(46,862)	(36,078)
Financing activities:
Proceeds from exercise of stock options	1,663	660
Excess tax benefits from stock-based compensation	2,514	—
Proceeds from follow-on public offering, net of expenses	—	24,846
Net cash provided by financing activities	4,177	25,506
Effect of exchange rate changes on cash and cash equivalents	(124)	12
Change in cash and cash equivalents	(17,370)	17,594
Cash and cash equivalents, beginning of period	144,544	146,407
Cash and cash equivalents, end of period	$127,174	$164,001
Supplemental cash flow information:
Income taxes paid	$568	$1,015
Supplemental disclosure of noncash investing activities:
Outstanding payments for purchase of property and equipment in accounts payable at period end	$322	$1,368
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The financial information presented in the accompanying unaudited consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014 has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.
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
Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these funds are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $4.4 million and $3.4 million included within cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

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
The Company applies the provisions of Financial Accounting Standards Board (“FASB”) ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables) with respect to its multiple-element arrangements entered into or significantly modified on or after January 1, 2011.
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
In September 2011, the FASB issued ASU 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The Company adopted the provisions of ASU 2011-8 as of January 1, 2012.
The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. There were no triggering events or indications of impairment as of September 30, 2015.
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
(m) Foreign Currency
The Company’s foreign subsidiary in India designates the U.S. dollar as the functional currency. For the subsidiary, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current month-end exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Foreign currency gains and losses associated with remeasurement are included in general and administrative expense in the consolidated statements of operations.
Foreign currency gains (losses) associated with transactions and remeasurement were $(1.5) million and $(0.6) million for the three months ended September 30, 2015 and 2014, respectively; and $(2.3) million and $(0.1) million for the nine months ended September 30, 2015 and 2014, respectively.
The Company’s foreign subsidiaries in the United Kingdom and Canada designate the British Pound and the Canadian Dollar, respectively, as their functional currencies. For the subsidiaries, assets and liabilities denominated in foreign currency are translated into U.S. dollars at current month-end exchange rates. Foreign currency gains and losses associated with translation are included in accumulated other comprehensive gain (loss) in the consolidated balance sheets.
(n) Non-Monetary Transactions
The Company occasionally participates in non-monetary transactions with its customers in exchange for marketing and other services. In accordance with FASB ASC Topic 845 – Nonmonetary transactions, non-monetary transactions with commercial substance are recorded at the estimated fair value of the services received from or provided to the counterparty, whichever is more clearly evident. In certain periods there are timing differences between the revenue and the related expense, due to the timing of delivery and receipt of services. Non-monetary transaction revenue totaled $1.1 million and $4.4 million for the three and nine months ended September 30, 2015, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively. Non-monetary transaction expense totaled $0.7 million and $4.6 million for the three and nine months ended September 30, 2015, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively.
3. New Accounting Pronouncements
In May 2014, the FASB and the International Accounting Standards Board issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for the Company to be the first quarter of 2018. Early adoption is permitted for the Company, but only as of the first quarter of 2017. Management is currently evaluating which adoption method it will use and assessing the effect the adoption of this standard will have on its consolidated financial statements.
In September 2015, the FASB issued an amendment to ASC Topic 805: Business Combinations. ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, simplifies the accounting for measurement period adjustments by requiring companies to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under current U.S. GAAP, these measurement period adjustments are required to be recorded as retrospective adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to Goodwill. This amendment will become effective for the Company in the first quarter of 2016, although earlier application is permitted for financial statements that have not been issued. Management is currently assessing the effect the adoption of this standard will have on its consolidated financial statements.
4. Follow-On Public Offering
On January 16, 2014, the Company completed a follow-on public offering of 6,072,000 shares of its common stock. The Company sold 747,500 shares of its common stock, and the selling shareholders sold 5,324,500 shares in the offering, including the underwriters’ over-allotment, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and the Company received net proceeds of $24.8 million after deducting the underwriters discount and offering expenses, which have been included in additional paid-in-capital in the accompanying balance sheets as of September 30, 2015 and December 31, 2014.
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

The computation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$781	$1,071	$(7,246)	$3,704
Weighted average number of shares outstanding:
Weighted average common shares outstanding	41,723,667	41,103,502	41,512,189	40,910,381
Weighted average shares outstanding for basic earnings per share	41,723,667	41,103,502	41,512,189	40,910,381
Effect of share-based equity award plan	1,757,725	2,047,737	—	2,263,820
Weighted average shares outstanding for diluted earnings per share	43,481,392	43,151,239	41,512,189	43,174,201
Net income (loss) per share:
Basic	$0.02	$0.03	$(0.17)	$0.09
Diluted	$0.02	$0.02	$(0.17)	$0.09
The weighted average number of shares outstanding used in the computation of diluted loss per share for the nine months ended September 30, 2015 does not include the effect of 1,845,929 stock options and restricted stock units, as the effect would have been anti-dilutive.
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
Total consideration is comprised of cash paid at closing of $19.2 million, net of cash acquired of $1.9 million and $1.1 million of cash withheld to cover potential net working capital adjustments. The amounts withheld to cover potential net working capital adjustments were paid in early October, 2015 for approximately the amount withheld.
The table below represents the preliminary allocation of the purchase price for the acquired net assets of SignUp4based on their estimated fair values as of May 8, 2015. The allocation of the purchase price was based upon preliminary estimates of fair value of the corresponding assets and liabilities as follows (in thousands):

Tangible liabilities assumed, net	$(1,420)
Trademarks	164
Developed technology	870
Customer relationships	7,040
Goodwill	12,558
Total consideration	$19,212

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
Acquisition-related costs, including transaction costs such as legal and accounting fees, were expensed as incurred. The Company incurred $0.2 million of transaction costs for the nine months ended September 30, 2015, which have been included in general and administrative expenses in the consolidated statement of operations. Revenue in the period post-acquisition was not significant.
7. Income Taxes
The Company generally estimates its annual effective tax rate for the full fiscal year and applies that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company generally records discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate for the annual effective tax rate. For the three and nine months ended September 30, 2015, the Company determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process. As a result, the Company has recorded the provision for income taxes for the three and nine months ended September 30, 2015 using the actual effective rate for the three and nine months ended September 30, 2015 (the “cut-off” method). The effective tax rate for the three and nine months ended September 30, 2015 was calculated based on an actual effective tax rate plus discrete items, as described above.
The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2015 was (5.5)% and 8.8%, respectively. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2014 was 17.7% and (7.0)%, respectively.
The Company’s estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The Company is subject to U.S. federal income tax, various state income taxes and various foreign income taxes. The effective income tax rate for the three and nine months ended September 30, 2015 and 2014 reflects various foreign income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its U.S. net deferred tax assets. However, the Company does not have sufficient objective evidence to support the future use of certain deferred tax assets related to foreign tax credits, and accordingly, has established a valuation allowance against this deferred tax asset during the three months ended September 30, 2015 of $0.8 million as required by generally accepted accounting principles. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of this asset.
Additionally, during the nine months ended September 30, 2015, the Company recorded a reduction of previously recognized income tax benefits primarily related to stock disqualifying dispositions of $2.0 million.
The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. As of September 30, 2015, the undistributed earnings of the Company’s foreign affiliates was $8.4 million.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense when assessed.
8. Stock-Based Compensation
Stock Options
Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The awards vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire ten years after the date of grant. At September 30, 2015, there were 6,370,452 shares available for the Company to grant under the 2013 Equity Incentive Plan.
The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for 2015 and 2014 grants are provided in the table below. Because the Company’s shares were not publicly traded prior to August 9, 2013 and its shares were rarely traded privately, and due to the limited trading history since August 9, 2013, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. Similarly, due to the Company's limited trading history, the expected term is calculated using the simplified method, which is an average of the respective options' remaining contractual term and their expected vesting dates. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.
The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Dividend yield	0.00%	0.00%
Volatility	41.53%	45.34%
Expected term (years)	6.45	6.34
Risk-free interest rate	1.99%	1.58%
Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2014	4,166,214	$12.70	7.56	$63,186
Granted	1,041,400	27.10
Exercised	(769,070)	2.75
Forfeited	(409,631)	20.87
Expired	(283)	5.95
Balance at September 30, 2015	4,028,630	$17.50	7.69	$65,121
Exercisable at September 30, 2015	1,236,482	$3.04	5.31	$37,859
The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 was $12.47. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was $15.8 million.
The Company recorded stock-based compensation expense related to options of $1.7 million and $1.0 million during the three months ended September 30, 2015 and 2014, respectively, and $5.1 million and $2.7 million during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $18.0 million of total unrecognized compensation cost related to unvested stock options granted under the Plan, which is expected to be recognized over a weighted average period of 2.98 years.
On June 13, 2012, stock options for the purchase of 573,941 shares were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction were recorded as a liability within accrued and other current liabilities and other liabilities, non-current. During the nine months ended September 30, 2015, the remaining 188,875 of these options vested and the $0.3 million liability related to the vesting options was reclassified to stockholders’ equity. There are no remaining unvested options with the Company’s repurchase rights related to this transaction as of September 30, 2015.
Restricted Stock Units
During the nine months ended September 30, 2015, the Company issued restricted stock units (RSUs) to employees.

RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2014	422,263	$28.43	2.62	$11,756
Granted	449,495	27.16
Vested	(4,044)	28.44
Forfeited	(65,012)	27.32
Balance at September 30, 2015	802,702	$27.81	2.02	$27,019
The related compensation expense for restricted stock units recognized during the three months ended September 30, 2015 and 2014 was $1.2 million and $0.2 million, respectively, and $3.3 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $14.0 million of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.39 years.
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

9. Stockholders’ Equity
Changes in Stockholders’ Equity
Changes in stockholders’ equity for the nine months ended September 30, 2015 were as follows (in thousands, except share amounts):

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance as of December 31, 2014	41,685,048	$42	$(3,966)	$199,169	$(21,191)	$(220)	$173,834
Net loss	—	—	—	—	(7,246)	—	(7,246)
Share-based compensation expense	—	—	—	8,406	—	—	8,406
Excess tax benefits from stock-based compensation	—	—	—	2,514	—	—	2,514
Exercise of stock options and vesting of restricted stock awards	584,239	—	—	1,767	—	—	1,767
Issuance of common stock upon vesting of early exercised options	188,875	—	—	340	—	—	340
Foreign currency translation gain	—	—	—	—	—	(36)	(36)
Balance as of September 30, 2015	42,458,162	$42	$(3,966)	$212,196	$(28,437)	$(256)	$179,579

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

b) Acquisition Payouts
A summary of the changes in the recorded amount of accrued compensation and deferred consideration from acquisitions from December 31, 2014 to September 30, 2015 is as follows (dollars in thousands):

	Compensation	Deferred Consideration	Total
Liability as of December 31, 2014	$1,238	$2,075	$3,313
Payments	(1,255)	(72)	(1,327)
Additional accruals	1,339	28	1,367
Liability as of September 30, 2015	$1,322	$2,031	$3,353
The accrued compensation and consideration related to acquisition payouts is recorded within accrued and other current liabilities on the accompanying consolidated balance sheets.
11. Subsequent Events
The Company has evaluated subsequent events through November 4, 2015, the date the financial statements were available to be issued.
On November 2, 2015, the Company acquired substantially all of the assets of Alliance Tech, Inc. ("Alliance Tech") for approximately $11.5 million in cash, subject to customary purchase price adjustments. The cash purchase price includes $1.1 million in contingent deferred payments, which are subject to earnout provisions. The earnout provisions are based entirely on the successful achievement of multiple revenue retention and growth goals. The shareholders are also eligible for an additional $2.1 million in deferred payments, contingent upon the continued employment of three key employees over specified periods. Alliance Tech is a provider of onsite event management solutions for corporate meeting planners, event management agencies and event exhibitors and sponsors, whose products will augment the Company's current product offerings. The acquisition will be accounted for as a business combination.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (as updated in our Quarterly Reports on Form 10-Q filed on May 11, 2015 and August 6, 2015). The words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three and nine months ended September 30, 2015 and 2014 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three and nine months ended September 30, 2015 and 2014 includes all adjustments, consisting of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.
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
Our meeting and event planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual or multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise meetings and events, including external events such as conferences, tradeshows and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our event management solutions platform was $33.7 million and $94.7 million for the three and nine months ended September 30, 2015, or 70% and 69%, respectively, of our total revenue during each period, and $26.2 million and $72.1 million for the three and nine months ended September 30, 2014, or 70% of our total revenue during each period. We generally recognize revenue from these contracts ratably over the term of the contract.
On the other side of the event value chain, hotels and venues primarily utilize our online marketing solutions within our Hospitality Cloud to generate more visibility with ready-to-transact event and meeting planners. Towards the end of 2014, we branded the Hospitality Cloud to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this, we primarily concentrated on servicing the hospitality sector with marketing solutions through the Cvent Supplier Network (“CSN”), which continues to provide substantially all of the revenue for this product line as it did in the prior periods. CSN connects tens of thousands of event and meeting planners seeking the best venue for their event with approximately 235,000 venues in our proprietary database. We believe that CSN contains the world’s largest and most accurate searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual or multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. Revenue from our Hospitality Cloud was $14.6 million and $42.1 million for the three and nine months ended September 30, 2015, or 30% and 31%, respectively, of our total revenue during each period, and $11.2 million and $30.8 million for the three and nine months ended September 30, 2014, or 30% of our total revenue during each period.
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
We refer to contractual amounts that have not been invoiced, and for which service has not yet started, as unbilled contract value. Unbilled contract value is not reflected in our consolidated financial statements.
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
We refer to contractual amounts that have not been invoiced, and for which service has not yet started, as unbilled contract value. Unbilled contract value is not reflected in our consolidated financial statements.
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
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenues. We expect that our gross margin may fluctuate from period to period as a result of an increase in depreciation and amortization run-rates in the short-term, and additional costs associated with our recent acquisitions. We also expect gross profit and gross margin to be affected by stock compensation expense due to grants of stock options as we continue to fuel our growth by attracting, retaining and incentivizing employees.
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. We expense commissions when they are earned by staff, which is when the customer contract is signed. In addition to staff costs, our cost of marketing includes product marketing and other brand-building activities, such as trade shows, product seminars and online marketing. In addition, we allocate a portion of overhead, such as rent, information technology costs, and depreciation to sales and marketing based on head count.
We intend to continue to invest in sales and marketing and expect spending in these areas to increase in the near-term in absolute dollars as we continue to expand our business both domestically and internationally. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

Research and Development
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development expenses, other than software development costs that qualify for capitalization, are expensed as incurred. In addition, we allocate a portion of overhead, such as rent, information technology costs, and depreciation to research and development based on head count.
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
General and Administrative
General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, legal and human resource staffs, including salaries, benefits, bonuses and stock-based compensation, as well as professional fees, insurance premiums and other corporate expenses. In addition, we allocate a portion of overhead, such as rent, information technology costs, and depreciation to general and administrative based on head count.
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
Critical Accounting Policies and Estimates
Our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K dated March 16, 2015, and filed with the SEC.
In May 2014, the FASB and the International Accounting Standards Board issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-09, Revenue from Contracts with

Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for the Company to be the first quarter of 2018. Early adoption is permitted for the Company, but only as of the first quarter of 2017. Management is currently evaluating which adoption method it will use and assessing the effect the adoption of this standard will have on its consolidated financial statements.
In September 2015, the FASB issued an amendment to ASC Topic 805: Business Combinations. ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, simplifies the accounting for measurement period adjustments by requiring companies to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under current U.S. GAAP, these measurement period adjustments are required to be recorded as retrospective adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to Goodwill. This amendment will become effective for the Company in the first quarter of 2016, although earlier application is permitted for financial statements that have not been issued. Management is currently assessing the effect the adoption of this standard will have on its consolidated financial statements.
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue	$48,379	$37,386	$136,808	$102,920
Costs of revenue	14,725	11,122	43,659	29,197
Gross profit	33,654	26,264	93,149	73,723
Operating expenses:
Sales and marketing	17,841	14,571	58,644	44,215
Research and development	5,424	3,875	15,338	10,348
General and administrative	9,648	6,422	26,998	16,072
Intangible asset amortization, excluding cost of revenue	680	110	1,492	282
Total operating expenses	33,593	24,978	102,472	70,917
Income (loss) from operations	61	1,286	(9,323)	2,806
Interest income	679	450	1,800	1,091
Other income (loss)	—	(434)	(426)	(434)
Income (loss) from operations before income taxes	740	1,302	(7,949)	3,463
(Benefit from) provision for income taxes	(41)	231	(703)	(241)
Net income (loss)	$781	$1,071	$(7,246)	$3,704

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Costs of revenue	30	30	32	28
Gross margin	70	70	68	72
Operating expenses:
Sales and marketing	37	39	43	43
Research and development	11	10	11	10
General and administrative	20	17	20	16
Intangible asset amortization, excluding cost of revenue	1	—	1	—
Total operating expenses	69	66	75	69
Income (loss) from operations	1	4	(7)	3
Interest income	1	1	1	1
Other income (loss)	—	(1)	—	—
Income (loss) from operations before income taxes	2	4	(6)	4
Provision for (benefit from) income taxes	—	1	(1)	—
Net income (loss)	2%	3%	(5)%	4%
Comparison of Three and Nine months ended September 30, 2015 and 2014
Revenue

	Three months ended September 30,		Variance	% Change	Nine months ended September 30,		Variance	% Change
	2015	2014			2015	2014
Revenue by product:
Platform subscriptions	$33,742	$26,153	$7,589	29%	$94,736	$72,076	$22,660	31%
Hospitality cloud	14,637	11,233	3,404	30%	42,072	30,844	11,228	36%
Total revenue	$48,379	$37,386	$10,993	29%	$136,808	$102,920	$33,888	33%
Percentage of revenue:
Platform subscriptions	70%	70%			69%	70%
Hospitality cloud	30%	30%			31%	30%
Total revenue	100%	100%			100%	100%
Total revenue increased $11.0 million during the three months ended September 30, 2015 compared to the same period in 2014, primarily driven by additional revenue of $11.2 million from sales of products to new customers and sales by companies acquired in the last twelve months. Revenue from sales of additional solutions to existing customers contributed an additional $3.7 million in revenue for the three months ended September 30, 2015 over the corresponding period in 2014. These increases were partially offset by lost revenue from customers who stopped using our solutions since September 30, 2014. Included in total revenue for the three months ended September 30, 2015 was $1.1 million of non-monetary revenue.
Platform subscription revenue increased $7.6 million during the three months ended September 30, 2015 compared to the same period in 2014, primarily due to additional revenue of $8.8 million from sales of event planning subscriptions to new customers and companies acquired in the last twelve months. Revenue from sales of additional features and functionality to existing customers and increased registrations contributed an additional $1.7 million in platform subscription revenue during the three months ended September 30, 2015. These increases were partially offset by lost revenue from customers who stopped using our solutions since September 30, 2014.

Hospitality cloud revenue increased $3.4 million during the three months ended September 30, 2015 compared to the same period in 2014, primarily due to additional revenue of $2.4 million from sales of hospitality cloud products to new customers and sales by companies acquired in the last 12 months. Net revenue recognized from sales of additional hospitality cloud solutions to existing customers and price increases contributed an additional $2.0 million in revenue during the three months ended September 30, 2015. These increases were partially offset by lost revenue from customers who stopped using our marketing solutions since September 30, 2014.
Total revenue increased $33.9 million during the nine months ended September 30, 2015 compared to the same period in 2014, primarily driven by an increase of $31.7 million in revenue from sales of products to new customers and sales by companies acquired in the last 12 months. Revenue from sales of additional solutions to existing customers contributed an additional $12.7 million in revenue for the nine months ended September 30, 2015 over the corresponding period in 2014. These increases were partially offset by lost revenue from customers who stopped using our solutions since September 30, 2014. Included in total revenue for the nine months ended September 30, 2015 was $4.4 million of non-monetary revenue.
Platform subscription revenue increased $22.7 million during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $22.9 million increase in revenue from sales of event planning subscriptions to new customers and companies acquired in the last 12 months. Revenue from sales of additional features and functionality to existing customers and increased registrations contributed $7.5 million in additional platform subscription revenue during the nine months ended September 30, 2015. These increases were partially offset by lost revenue from customers who stopped using our marketing solutions since September 30, 2014.
Hospitality cloud revenue increased $11.2 million during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to recognition of $8.8 million in additional revenue from sales of hospitality cloud products to new customers and sales by companies acquired in the last 12 months. Net revenue recognized from sales of additional hospitality cloud solutions and price increases contributed an additional $5.2 million of revenue during the nine months ended September 30, 2015. These increases were partially offset by lost revenue from customers who stopped using our solutions since September 30, 2014.
We generate the majority of our revenue from North America with revenue from outside North America accounting for 11% of total revenue for the three and nine months ended September 30, 2015 and 2014. In the near term we expect that total revenue from outside North America will increase at the same rate as the rest of our business, in absolute dollars. However, as a proportion of total revenue we expect that total revenue from outside of North America to remain the same.
Cost of Revenue

	Three months ended September 30,		Variance	% Change	Nine months ended September 30,		Variance	% Change
	2015	2014			2015	2014
Cost of revenue	$14,725	$11,122	$3,603	32%	$43,659	$29,197	$14,462	50%
Percentage of revenue	30%	30%			32%	28%
Cost of revenue increased by $3.6 million for the three months ended September 30, 2015 over the corresponding quarter in 2014. The increase is primarily due to expansion of our customer service and technology divisions to support the growth of our business. Headcount increased in our technology and customer service divisions from September 30, 2014 to September 30, 2015, increasing costs of revenue related to employee expenses by $0.6 million, net of software costs capitalized during the period. Depreciation and amortization of capitalized software and acquired technology intangible assets contributed an increase of $1.6 million. The remaining increase is the result of increased costs related to maintaining our data center and stock-based compensation.
Cost of revenue increased by $14.5 million for the nine months ended September 30, 2015 over the corresponding period in 2014. The increase is primarily due to expansion of our customer service and technology divisions to support the growth of our business. Headcount increased in our technology and customer service divisions from September 30, 2014 to September 30, 2015, increasing costs of revenue related to employee expenses by $3.8 million, net of software costs capitalized during the period. Depreciation and amortization of capitalized software and acquired technology intangible assets contributed an increase of $4.6 million. The remaining increase is the result of increased costs related to maintaining our data center and stock-based compensation.

As a percentage of revenue, cost of revenue has remained the same for the three months ended September 30, 2014, as compared to the same period of 2015. As a percentage of revenue, cost of revenue has increased from 28% for the nine months ended September 30, 2014 to 32%, as compared to the same period of 2015. This increase is attributable to depreciation, amortization of capitalized software and acquired technology comprising a higher percentage of revenue in 2015. Additionally, employee expenses net of capitalized software development costs, contracted services and licenses and fees contributed to the increase in cost of revenue as a percent of revenue.
Operating Expenses

	Three months ended September 30,		Variance	% Change	Nine months ended September 30,		Variance	% Change
	2015	2014			2015	2014
Operating expenses:
Sales and marketing	$17,841	$14,571	$3,270	22%	$58,644	$44,215	$14,429	33%
Research and development	5,424	3,875	1,549	40%	15,338	10,348	4,990	48%
General and administrative	9,648	6,422	3,226	50%	26,998	16,072	10,926	68%
Intangible asset amortization, excluding cost of revenue	680	110	570	518%	1,492	282	1,210	429%
Total operating expenses	$33,593	$24,978	$8,615	34%	$102,472	$70,917	$31,555	44%
Percentage of revenue:
Sales and marketing	37%	39%			43%	43%
Research and development	11%	10%			11%	10%
General and administrative	20%	17%			20%	16%
Intangible asset amortization, excluding cost of revenue	1%	—%			1%	—%
Total operating expenses	69%	66%			75%	69%
Sales and Marketing
Sales & marketing expenses increased by $3.3 million for the three months ended September 30, 2015 over the corresponding quarter in 2014. The increase is primarily due to increased headcount and expansion of our marketing efforts. Total sales and marketing headcount increased from September 30, 2014 to September 30, 2015 to support revenue growth and new product lines. The headcount increase and increased commissions associated with increased bookings in the third quarter of 2015 contributed $1.8 million of additional expense. In addition, stock-based compensation expense increased $0.5 million due to equity grants made in January 2015. The remaining increase was the result of increased costs related to partnership fees and depreciation.
Sales & marketing expenses increased by $14.4 million for the nine months ended September 30, 2015 over the corresponding period in 2014. The increase is primarily due to our customer conference, Cvent CONNECT, increased headcount and expansion of our marketing efforts both domestically and internationally. Sharply higher attendance at Cvent CONNECT contributed $3.8 million of additional expense when compared to the comparable prior period. Total sales and marketing headcount increased from September 30, 2014 to September 30, 2015 to support revenue growth, new product lines and global expansion. The headcount increase and increased commissions associated with increased bookings in the period contributed $7.0 million of additional expense in the nine months ended September 30, 2015. In addition, stock-based compensation expense increased $2.0 million due to equity grants made in January 2015. The remaining increase was the result of increased costs related to partnership fees and depreciation.

Research and Development
Research and development expenses increased by $1.5 million for the three months ended September 30, 2015 over the corresponding quarter in 2014. The increase is primarily due to an increase in our headcount within our software development group to support product development and minor new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines.
Research and development expenses increased by $5.0 million for the nine months ended September 30, 2015 over the corresponding period in 2014. The increase is primarily due to an increase in our headcount within our software development group for technology to support product development and minor new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines.
General and Administrative
General and administrative expenses increased by $3.2 million for the three months ended September 30, 2015 as compared to the comparable prior period. The increase was primarily due to increased headcount for administrative operations, particularly related to increased personnel necessary to support our growth, increased miscellaneous business costs and increased accrual of earnout and retention payments related to our acquisitions that were closed prior to 2015. Total headcount related to general and administrative operations increased from September 30, 2014 to September 30, 2015, which contributed $0.6 million of increased personnel and related expenses in the three months ended September 30, 2015. In addition, transaction costs related to foreign currency fluctuations increased by $0.9 million and miscellaneous taxes increased by $0.5 million, comprised primarily of changes in our estimates for sales tax accruals. The remaining increase was driven by increases in professional service fees and stock-based compensation.
General and administrative expenses increased by $10.9 million for the nine months ended September 30, 2015 over the corresponding period in 2014. The increase was primarily due to increased headcount for administrative operations, particularly related to increased personnel necessary to support our growth, increased miscellaneous business costs and increased earnout payments related to our acquisitions. Total headcount related to general and administrative operations increased from September 30, 2014 to September 30, 2015, which contributed $2.1 million of increased personnel and related expenses in the nine months ended September 30, 2015. In addition, transaction costs related to foreign currency rate fluctuations increased by $2.2 million, sales taxes increased by $1.8 million and acquisition related expenses of $1.0 million. The remaining increase was driven by increases in professional service fees, bad debt expense and stock-based compensation.
Intangible Asset Amortization, Excluding Cost of Revenue
Intangible asset amortization, excluding cost of revenue, increased by $0.6 million for the three months ended September 30, 2015 over the corresponding quarter in 2014. The increase is primarily due to increased acquisition activity as we continue to strategically acquire companies to aid in our short and long-term growth.
Intangible asset amortization, excluding cost of revenue, increased by $1.2 million for the nine months ended September 30, 2015 over the corresponding period in 2014. The increase is primarily due to increased acquisition activity as we continue to strategically acquire companies to aid in our short and long-term growth.
Interest Income

	Three months ended September 30,		Variance	% Change	Nine months ended September 30,		Variance	% Change
	2015	2014			2015	2014
Interest income	$679	$450	$229	51%	$1,800	$1,091	$709	65%
Percentage of revenue	1%	1%			1%	1%
Interest income increased for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 due to higher investment amounts.

Provision for (benefit from) Income Taxes

	Three months ended September 30,		Variance	% Change	Nine months ended September 30,		Variance	% Change
	2015	2014			2015	2014
(Benefit from) provision for income taxes	$(41)	$231	$(272)	(118)%	$(703)	$(241)	$(462)	(192)%
Percentage of revenue	—%	1%			(1)%	—%
The income tax benefit for the three months ended September 30, 2015 increased by $0.3 million compared to the three months ended September 30, 2014, where we recorded an income tax provision. This increased benefit was primarily due to the period over period decrease in income from operations before income tax.
The income tax benefit for the nine months ended September 30, 2015 increased by $0.5 million compared to the nine months ended September 30, 2014, primarily due to the period over period decrease in income from operations before income tax partially offset by a reduction of income tax benefits related to stock disqualifying dispositions.
Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO, we financed our operations primarily through cash generated from operating activities and in earlier periods from private placements of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to us after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to us after offering expenses. As of September 30, 2015, we had $127.2 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $31.4 million of short-term investments.
We believe our current cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, the expansion of sales and marketing activities, and the introduction of new and improved software solutions, particularly in our product development efforts or by acquisitions of complementary businesses and technologies.
Working Capital and Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$25,439	$28,154
Net cash used in investing activities	(46,862)	(36,078)
Net cash provided by financing activities	4,177	25,506
Effect of exchange rates on cash	(124)	12
Change in cash and cash equivalents	$(17,370)	$17,594
Our cash, cash equivalents and short-term investments at September 30, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of September 30, 2015, $6.8 million of our total cash and cash equivalents were held in deposit accounts outside the United States and may be subject to repatriation. All of our short-term investments were held in India. These balances are available for general corporate purposes and we presently do not intend to repatriate these funds.
Operating Activities
Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the nine months ended September 30, 2015 and 2014 is primarily attributable to the net (loss) income and the change in accounts receivable and deferred revenue for the period, which is driven by the seasonality of our business and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with primarily net 30 payment terms. Our days sales outstanding, or DSO, is a primary indicator of cash flows from operating activities for a given period. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in these quarters. Additionally, we generally invoice our large hotel customers of the Hospitality Cloud in the fourth quarter, resulting in higher accounts receivable balances at year-end and subsequently higher cash collections during the first quarter of the following year. We calculate our DSO on a twelve-month rolling basis using average billings for the period divided by average accounts receivable and adjusted for the number of days in the period.
Net cash provided by operating activities was $25.4 million for the nine months ended September 30, 2015, which was driven primarily by a decrease in accounts receivable of $22.6 million, reflective of our historical cash collections and billing cycle, and an increase in accounts payable, accrued expenses, and other liabilities of $3.8 million. These increases in operating cash were offset by an increase in prepaid expenses and other assets of $4.3 million and a decrease in deferred revenue of $9.6 million. Net cash provided by operating activities was also driven by net (loss) for the period, as adjusted for the exclusion of depreciation, amortization and stock-based compensation of approximately $15.4 million. Our DSO as of September 30, 2015 was 48 days.
Net cash provided by operating activities was $28.2 million for the nine months ended September 30, 2014, driven primarily by a decrease in accounts receivable of $12.6 million and an increase in accounts payable, accrued expenses and other liabilities of $8.4 million, including an increase of $8.0 million, included in deferred rent, related to our tenant improvement allowance for our new headquarters lease. These were offset by a decrease in deferred revenue of $4.1 million, reflective of our historical cash collection and billing cycle, and an increase in prepaid expense of $2.3 million. Net cash provided by operating activities was also driven by net income for the period, as adjusted for the exclusion of depreciation, amortization and stock-based compensation of approximately $14.0 million. Our DSO as of September 30, 2014 was 45 days.
Investing Activities
Our investing activities have consisted primarily of purchases of equipment and costs related to software developed for internal use, short-term investments, acquisitions, and earnout payments related to previous acquisitions. We expect our capital expenditures and our investment activity to continue to increase as our business grows. We have not made any material commitments for capital expenditures as of September 30, 2015.
Net cash used in investing activities was $46.9 million for the nine months ended September 30, 2015. The use of cash was the result of the SignUp4 acquisition in the amount of $19.2 million, $15.3 million in capitalized software development costs and an investment of $4.0 million in property and equipment. Net purchases of short-term investments of $8.4 million also contributed to the net cash used in investing activities.
Net cash used in investing activities was $36.1 million for the nine months ended September 30, 2014. The use of cash was the result of an investment of $24.9 million in property and equipment, including software developed for internal use and for the Blue Release (the Blue Release was a user interface redesign made available to our customers in Q3 2014 which served to streamline navigation and enhance workflow for our event management platform), and approximately $11.5 million of capital primarily related to leasehold improvements and capital expenditures for our new headquarters space in Tysons Corner, Virginia. Net purchases of short-term investments of $7.3 million, cash payments of $4.1 million related to the acquisition of Decision Street, LLC and contingent consideration payments related to previous acquisitions also contributed to the net cash used in investing activities.

Financing Activities
For the nine months ended September 30, 2015, net cash from financing activities provided $4.2 million in cash during the period driven by excess tax benefits from stock based compensation of $2.5 million and net proceeds received from the exercise of stock options of $1.7 million.
For the nine months ended September 30, 2014, net cash from financing activities provided $25.5 million in cash during the period primarily driven by $24.8 million in net proceeds received in connection with the closing of our follow-on public offering.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
No material changes in our market risk occurred from December 31, 2014 through September 30, 2015.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Risk
Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. To the extent that transactions by foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction losses are included in net income (loss) and were $(0.3) million and $(1.0) million in the three and nine months ended September 30, 2015 and $(0.2) million in both the three and nine months ended September 30, 2014.
Certain of our revenues are earned in British pounds and euros. The revenue denominated in pounds and euros is immaterial for the three and nine months ended September 30, 2015 and September 30, 2014.
An increase or decrease of 10% in the applicable foreign exchange rates would not have a material impact on our financial position.
As of September 30, 2015, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our cash equivalents primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. Our short-term investments primarily consist of bank certificates of deposit, all of which are held in India. As of September 30, 2015, we had $127.2 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $31.4 million of short-term investments. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio and our tendency to hold investments to maturity, we do not believe an immediate increase or decrease in interest rates of 1% would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Item 4.        Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015, due to the material weaknesses in our internal control over financial reporting discussed below.
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

These material weaknesses remain unremediated as of September 30, 2015, as discussed below in Item 4(c) we are implementing measures in an attempt to remediate these material weaknesses.
Further, as long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2014. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses and/or significant deficiencies, in addition to those discussed above, may have been identified. Our qualification as an emerging growth company may last for up to five years following our IPO on August 8, 2013 or expire as early as December 31, 2016.
(c) Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting
We have implemented measures toward remediating the underlying causes of the previously identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. For example, during the year we hired a Director, SEC Reporting and M&A Accounting and Director of Technical Accounting to assist us in our remediation efforts and in our efforts to improve our control environment. In addition, we hired a Director, Global Tax to assist us in our efforts to improve our development and implementation of formal, documented tax policies and procedures.
During the fiscal quarter ending September 30, 2015, we continued to make the following changes to our internal control over financial reporting:

•
We have developed and implemented entity level and process level controls with respect to the preparation and review of our consolidated financial statements. We have developed monitoring controls and management oversight of the financial reporting control environment. We have developed and implemented process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements and are in the process of performing necessary remediation activities as a result of our testing procedures. At this time, we cannot state whether these controls will prove to be effective.

•
We have developed and implemented policies and procedures around the design and operation of general IT controls over our financial reporting systems and are in the process of performing necessary remediation activities as a result of our testing procedures. At this time, we cannot state whether these controls will prove to be effective.

While we have made significant progress with respect to cut off procedures, account reconciliations and account analyses, and with respect to the enhancement of controls related to the preparation and review of our financial statements, we will not consider the material weaknesses remediated until our internal control processes have been operational for a sufficient period of time and have been successfully tested. Accordingly, we have determined that we continue to have material weaknesses in our internal control over financial reporting as of September 30, 2015. We also cannot provide assurance that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2015.
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

(d) Changes in Internal Control over Financial Reporting
Other than as described under "Material Weaknesses in Internal Control over Financial Reporting" above in Item 4(b) there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2015
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
/s/ Cynthia A. Russo
Cynthia A. Russo
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date: November 4, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Document

2.1(3)
Membership Unit Purchase Agreement by and among Cvent Atlanta, LLC, the Members of SignUp4, LLC, the Founders of SignUp 4, LLC, the Representative of the Members and Cvent, Inc. dated as of May 8, 2015

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.3)

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant (Exhibit 4.1)

10.1(4)	Offer Letter, dated September 3, 2015, by and between Cynthia Russo and the Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements XBRL Exhibits.

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

(3)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed May 11, 2015 (No. 001-36043).

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 10, 2015 (No. 001-36043).