Form 10-K
period 2015-12-31
CVENT INC
filed 2016-03-01
CIK 1122897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Cvent common shares held by non-affiliates as of June 30, 2015 was $539,777,953 based on the last reported sale price on the New York Stock Exchange on June 30, 2015. Common shares held by each officer and director and each person who owns 10% or more of Cvent's common shares have been excluded in that such persons may be deemed to be affiliates of Cvent. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock as of February 22, 2016 was 42,048,138 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

CVENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2015

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the adoption of our solutions and introduction of new products, regulatory compliance and changes in the regulatory landscape affecting our business, impact of litigation, plans for growth and future operations, effects of acquisitions or divestitures, effects of material weaknesses in the design and operating effectiveness of our internal control over financial reporting and ineffective disclosure controls and procedures, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
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

PART I

Item 1.	Business
Overview
We are a leading cloud-based enterprise event management company, with over 15,800 customers worldwide. Our mission is to transform the way our customers manage meetings and events, and enhance the experience of our customers' customer - the event attendee. We provide end-to-end cloud solutions for both sides of the corporate events and meetings ecosystem: (i) event and meeting planners, through our Event Cloud, and (ii) hoteliers and venues, through our Hospitality Cloud. Our integrated, Event Cloud solution addresses the entire event life cycle by allowing event and meeting planners to automate and streamline the process of planning, organizing and executing successful events for organizations of all sizes and industries. Our Hospitality Cloud provides hoteliers and venues with a complete suite of solutions to create, manage and measure their demand for group meetings. The combination of these cloud-based solutions creates an integrated platform that allows us to generate revenue from both sides of the events and meetings ecosystem.
For the event and meeting planner side of the ecosystem, which includes corporations, associations, not-for-profits, government agencies and universities, events and meetings are an integral way to build and strengthen relationships with customers, prospects, employees and partners. Enterprise events and meetings include external events, such as conferences, tradeshows, and customer summits, as well as internal functions, such as sales meetings, training seminars and team-building events. Planning and running an event can be a highly complex, inefficient and time-consuming task when managed using traditional manual processes and disparate solutions. We address these challenges by providing planners an integrated platform with solutions that unify the full life cycle of an event. Meeting planners use our solutions to identify the appropriate venue, secure a competitive proposal from the hotel or venue, manage budgets, market the event, send invitations, utilize pre-event surveys, establish a social media presence for the event, process registrations, manage fee collections, build an event-specific mobile app, manage event logistics such as travel and lodging, survey and engage attendees, analyze attendee engagement and attendee interactions with exhibitors, analyze event results and survey feedback following the event. Our Event Cloud was created to provide a full spectrum of cloud-based solutions to help planners decrease costs and increase attendance for their internal and external events.
For the hoteliers and venues side of the ecosystem, group events and meetings are a vital source of revenue and profit. At certain types of hotels, group events and meetings can constitute approximately one-third of total revenue. Group meeting business is often a large hotel’s most profitable segment as these groups typically contract not only for significant sleeping room blocks, but also for meeting space, catering and audio visual equipment. Meeting attendees are often a captive audience at the hotel that can generate substantial incremental on-property revenue.
The Cvent Hospitality Cloud was created to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. The Hospitality Cloud consists of marketing solutions and software-as-a-service ("SaaS") software enabling hoteliers, convention and visitor bureaus ("CVBs"), and other event venue owners to more effectively generate qualified demand for meetings and events, manage that demand more efficiently, and measure group business performance. An integral component of our Hospitality Cloud is the Cvent Supplier Network ("CSN"), our online marketplace, which connects tens of thousands of event and meeting planners seeking the best venue for their event with approximately 240,000 venues featured in our proprietary CSN database. We believe that CSN contains the world’s largest, most accurate database of detailed venue information with listings of hotels and venues in 175 countries that can be searched and filtered based on approximately 200 characteristics and data fields. CSN has become a leading solution for event and meeting planners who are researching potential locations and venues for their events, as well as for hotels and venues that are seeking to increase their group business revenue.
The number of event requests for proposal ("RFPs") submitted through our marketplace has increased from approximately 12,000 in 2008, the year CSN was initiated, to more than 1.8 million in 2015. As a result of this substantial growth, we believe we have achieved critical mass and are benefiting from substantial network effects as increased adoption of our marketplace by planners attracts hoteliers to leverage our growing event planner user base to expand their group business activity.
Our dual role as a solution provider to both event planners and venues allows us to generate revenue from both sides of the events and meetings ecosystem. Event and meeting planners enter into annual and multi-year subscription contracts to utilize our cloud-based event and meeting management software solutions. As of December 31, 2015, we had more than 8,800 event and meeting planner customers. Hoteliers and venues enter into annual and multi-year contracts with us for marketing solutions that increase the prominence of their properties in CSN. As of December 31, 2015, more than 7,000 hotels and venues have purchased marketing solutions from us.
For the year ended December 31, 2015, our revenue was $187.7 million, a 32% increase over 2014. For the year ended December 31, 2014, our revenue was $142.2 million, representing year-over-year revenue growth from 2013 of 28%, as we had revenue of $111.1 million for the year ended December 31, 2013. Our Event Cloud for event and meeting planners has historically constituted the majority of our revenue and represented approximately 70% of our total revenue for the years ended December 31, 2015, 2014 and 2013. Our Hospitality Cloud marketing solutions have represented approximately 30% of our revenue for the years ended December 31, 2015, 2014 and 2013. For the year ended December 31, 2015, we generated a net loss of $18.8 million, representing a margin of (10.0)%. For the year ended December 31, 2014, we generated a net income of $1.8 million, representing a net margin of 1.3%. For the year ended December 31, 2013, we generated a net loss of $3.2 million, representing a margin of (2.9)%. We had total assets of $301.6 million, $300.9 million and $235.8 million as of the years ended December 31, 2015, 2014 and 2013, respectively.
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
Our Platform
We offer planners a robust platform that addresses the entire life cycle of events and meetings, including budgeting, planning, venue sourcing, marketing, management and measurement of meetings. We offer six principal product categories on two integrated clouds, the Event Cloud and the Hospitality Cloud. The Event Cloud includes the following five product categories: (i) event and conference management software, (ii) enterprise solutions software, (iii) mobile event apps, (iv) pre- and post-event feedback management software, and (v) onsite event solutions. The Hospitality Cloud includes three product categories: (i) group marketing solutions (primarily through CSN, which is a marketplace that connects approximately 240,000 venues with high-quality, ready-to-transact event and meeting planners), (ii) group demand management and (iii) group business intelligence for hotels and venues.
Event Cloud
Event Management
Cvent modernizes the traditional processes associated with event, conference and meeting management. We provide planners with a complete solution to increase attendance and decrease the cost of managing events and conferences by streamlining the entire planning process. By automating and simplifying these processes, Cvent enables planners to focus their valuable time and resources on more strategic event and conference aspects—and even other events and conferences—rather than on repetitive, time-consuming tasks. We serve a broad array of events and conferences, from small events with less than 50 attendees to large conferences with greater than 20,000 attendees, by offering varying levels of management software and other services based on each planner's specific business requirements.
Enterprise Solutions
Our Enterprise solutions provide large enterprise customers with the ability to manage the full event life-cycle on a single platform, no matter how large or small the meeting or event. This includes providing visibility and compliance in line with a Strategic Meetings Management Program (SMMP) as well as driving leads and engagement to increase ROI for external customer and prospect facing events. Our enterprise customers hold hundreds or thousands of events and meetings annually, many of which are hosted at off-site locations such as hotels. In addition to all of the services offered to our event and conference management customers, our Enterprise platform also helps enterprises manage their meetings and event programs more efficiently and manage previously untracked meeting expenditures. In May 2015, we added to our enterprise customer base with our acquisition of SignUp4, LLC.
With our platform, enterprises gain control over the entire meeting and event planning process by managing logistics, budget and expense management, sourcing, registration, housing, travel, and on-site attendee tracking in a single application.

As enterprises strive to optimize their expenses, these consolidated processes help corporate travel, meeting, procurement, and marketing managers gain more visibility into meeting expenditures and have historically enabled cost savings of 15% or more, as compared to companies that host events without an enterprise solution. Through our Enterprise solution, corporate travel, procurement and finance departments have the ability to review the meetings process to ensure compliance with established meeting and expense policies, while still granting creative control over the event to their planners.
Mobile Event Applications
With the proliferation of smartphones and tablets, we believe mobile applications, or apps, will be used more often at events. We offer planners the ability to generate and customize native apps for both business and consumer events on multiple operating systems, including Android, iOS and the web. Our apps are often used by planners and attendees to: provide schedule and location information; create personalized schedules and access them within the app; facilitate interaction among attendees, speakers and exhibitors; participate during sessions with live polling and surveys; conduct real-time messaging to build relationships and disseminate information; access rich media content such as video, pictures and internet radio; access presentations and other meeting materials; connect with integrated social media tools such as Facebook, Twitter and LinkedIn; and deliver advertising and targeted messaging.
Feedback Solutions
Our feedback solutions enable our customers to streamline the way they collect information both pre- and post-event. Event and conference management customers can collect attendee feedback using our survey capabilities, which provides powerful analytics and insights useful for future events. Additionally, approximately1,200 enterprises and over 15,000 active users utilize our software to solicit feedback from employees, measure customer satisfaction, capture sales leads and test new product ideas.
Onsite Event & Conference Solutions
We also provide onsite solutions to help events and large conferences run smoothly and engage attendees. Onsite features include onsite registration and session check-in functionality, badge printing, payment processing, mobile app integration and attendee engagement, social engagement solutions and exhibitor analytics. With the acquisition of Alliance Tech in November 2015, we now offer RFID (Radio Frequency Identification) technology in order to provide our clients detailed information on attendee engagement and to systematically capture data on new business opportunities for our clients. Onsite event solutions clients can choose from three different product offerings, as follows: 1) software-as-a-service only 2) software-as-a-service and equipment rental and 3) software-as-a-service, equipment rental and the use of our professional services staff.
Our Event Cloud Customers
As of December 31, 2015, we had more than 8,800 event and meeting planner customers. We also had more than 100,000 active user event and meeting planners that freely access CSN, some of which also have a paid subscription to our other event and meeting planner solutions. We consider an event planner user to be “active” if such user accessed their account within 12 months preceding the date of measurement. Our customers span across various industry profiles including retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive verticals, as well as trade associations, government agencies and universities. In 2015, 2014 and 2013, no single event and meeting planner customer represented more than 1% of our total revenue for that year.
Hospitality Cloud
We created the Hospitality Cloud to provide a full spectrum of cloud-based solutions across the hotel group sales life cycle. The Hospitality Cloud consists of marketing solutions and SaaS software enabling hoteliers, CVBs, and other event venue owners to more effectively generate qualified demand for meetings and events, manage that demand more efficiently, and measure group business performance. Our Hospitality Cloud solutions are separated into three pillars, however, substantially all revenue is presently generated through our Group Marketing Solutions.
Group Marketing Solutions
Our Group Marketing Solutions consist of three online marketplaces—The CSN, EliteMeetings.com, and SpeedRFP.com—that allow suppliers to directly connect and establish relationships with the hundreds of thousands of planners who use these tools to research destinations, find venues, and source group business. These three domains are designed to support the sourcing needs of a variety of meeting planners.

The CSN connects tens of thousands of professional meeting planners with approximately 240,000 venues featured in our proprietary database. We believe that CSN contains the world’s largest, most accurate database of detailed venue information with approximately 1.8 million RFPs submitted through our system during 2015 and listings of hotels and venues in 175 countries that can be searched and filtered based on approximately 200 characteristics and data fields. CSN is a leading solution for event and meeting planners who are researching potential locations and venues for their events, as well as for hoteliers and venues that are seeking to increase their group business revenue through online marketing.
EliteMeetings.com serves as a commission-free RFP-generating tool and a comprehensive vehicle for sourcing luxury and upscale properties. SpeedRFP (www.SpeedRFP.com), is another commission-free sourcing website, with a strong focus on ease-of-use, and is thus focused on planners in the SMERF—Social, Military, Education, Religious and Fraternal—market.
Our group marketing solutions allow hoteliers and venues to:

•
Increase revenue from group events and meetings solutions. Our products are an effective solution to help hoteliers increase the number of in-bound sales leads and amount of revenue from enterprise event and meeting planners.

•
More accurately target meeting planners through online marketing. Through our online marketing solutions, hoteliers and venues are able to target ready-to-transact event and meeting planners in a more cost efficient manner than many other marketing channels. Our solutions also make it easier for hoteliers and venues to market to hard-to-identify relevant planner personnel within organizations, which results in an increase in the number of sales leads and converted group bookings.

We estimate that in 2015 planners sought to source more than $9.8 billion of business to hotels and venues through the Hospitality Cloud as compared to $8.6 billion in 2014 and $6.8 billion in 2013.
The estimated amount sourced through our Hospitality Cloud is based on the number of participant days and room days requested through our marketplace for the respective year and (i) the average daily hotel room rate and (ii) average daily food and beverage rate where applicable. The average daily hotel room rate and food and beverage rate are adjusted every quarter based on actual price data from all awarded proposals to RFPs for the trailing 12 months. The food and beverage average assumes, for any RFPs with meeting space: (i) a morning break, afternoon break, and lunch, for RFPs through CSN; and (ii) a snack and lunch for any RFPs transmitted through EliteMeetings.com and SpeedRFP.com. This estimate is premised on RFPs transmitted by planners in each year including those that were never responded to, and may not reflect the actual transactions that ultimately took place, which we generally expect are lower in total dollar value than the estimates above. While we do not earn material revenue from our role in facilitating the introduction of the parties to these transactions through the transmission of the RFPs, we believe that the total estimated value of unique RFPs provides an indication of the growing scale and importance of our marketplace. In 2015, we have made changes in our methodology for calculating the average daily food and beverage rate and these changes have been uniformly applied to the prior years in order to provide a relevant and comparable amount in all periods presented.
The Elite Meetings Magazine is published twice per year with a subscriber base encompassing both meeting planners as well as hospitality professionals. Cvent CONNECT™ is the company’s flagship user conference, providing educational workshops, technology demonstrations, and networking opportunities for Cvent’s current and prospective customers. The Elite Meetings Alliance combines educational sessions with 1:1 networking opportunities for meeting planners and hoteliers focused on the luxury segment.
Group Demand Management
Cvent’s solutions for Group Demand Management provide hotel sales personnel with the tools they need to efficiently manage, prioritize, and track a high volume of group business leads. Cvent’s solutions for Group Demand Management are comprised of the following components:

•
Lead Scoring. Prioritizing group leads is a constant dilemma for hotel sales staff as a number of factors that include lead type, dates, sleeping room availability, meeting space availability, meeting space to guest room ratio, food & beverage and audio-visual requirements need to be considered simultaneously. Cvent’s Lead Scoring software allows hoteliers to configure a scoring strategy based on the individual needs of their hotel. Leads are then scored and prioritized based on lead size, profitability and best fit/date patterns in the context of future inventory and demand. By scoring and prioritizing each lead, hoteliers are able to focus on, manage, and convert leads that maximize margins. Our Lead Scoring technology was made available to our clients in the latter half of 2015.

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

•
SpeedRFP Widget. The SpeedRFP Widget provides white-label technology that powers group business sourcing on hundreds of hotel websites and enables those clients to easily manage all of their electronic leads through one central interface. The most important and relevant information required by hoteliers to respond is captured through the Widget, ensuring a more efficient process for hoteliers and planners alike. In addition, planners that have previously created a profile do not need to re-enter important personal and event information, allowing for a quicker, easier and more enjoyable user experience.

Group Business Intelligence
Cvent provides packaged analytics to hoteliers, enabling sales and marketing leaders on property to easily track and analyze their own group business performance and to compare that performance with their competitive set. Our analytic solutions equip on-site hotel sales professionals with the tools to make more-informed business decisions and better predict the highs and lows of their calendar for smart group planning and management. Specifically, our analytics help hoteliers understand their customers, local and national market, competitors, and business opportunities.
Our Hospitality Cloud Customers
As of December 31, 2015, more than 7,000 hoteliers and venues purchased annual or multi-year marketing solutions from us. Some hotel companies and management companies purchase marketing solutions on behalf of multiple properties. In 2015, 2014 and 2013, no single hotel property or venue customer represented more than 1% of our total revenue for that year. Our ten largest event and meeting management customers and our ten largest hotel and venue advertising customers during the years ended December 31, 2015, 2014 and 2013 represented 5%, 4% and 5%, respectively, of our total revenue during those periods.
In addition to the paid marketing relationships with hoteliers and venues, over 15,000 individual hotel properties, including four major U.S. hotel chains, have integrated our software into their back-end IT systems.
Sales and Marketing
We sell subscriptions to our platform primarily through our direct sales team. The sales and marketing department is our largest department by headcount. We also work with affinity and channel partners that typically endorse our services worldwide, including leading global travel management, event planning associations and industry publications.
We have been refining our approach to sales and marketing for more than a decade, with a focus on generating high quality sales leads to secure new business. For example, in 2015, we conducted more than 240,000 aggregate prospect interactions, including approximately 1,000 large group seminars and in-person events to meet and educate prospects about our products, as well as more than 1,400 online group demonstrations for potential and existing customers.
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

We also partner with many leading associations in both the meetings and hospitality industries including Meeting Professionals International (MPI), Association of Corporate Travel Executives (ACTE) and Destination Marketing Association International (DMAI). Along with our industry partnerships, we work directly with many key industry publications—such as Successful Meetings and Meetings and Conventions Magazine—whose reach is our direct target market.
We have built and maintained strong relationships with these organizations and work closely with them to co-market to meeting planners and hoteliers through a variety of initiatives, including attending and speaking at industry events and hosting educational forums and thought leadership sessions for their members. In most cases, these, and other industry partners, including hundreds of chapter organizations, are our customers and use our solutions, giving us strong market and brand credibility.
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
Secure, Scalable and Highly Available Cloud Technology Platform. Our clients often rely on our solutions for their most important and largest events and meetings. To meet their demanding expectations, we designed a cloud-based technology platform that is secure, scalable and highly available. We regularly review the key facets of our platform, making regular improvements and enhancements to keep pace with growth and technology evolution.
We maintain a comprehensive security program designed to protect our systems and our clients’ data. We also select service providers who adhere to best practices and industry standards. Writing secure code is an integral part of our software development methodology, as well. We augment this practice with regular application and network security testing and periodic manual, third-party application and network penetration testing.
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
Our lead scoring and non-CSN components of our Hospitality Cloud, as well as our mobile event apps, are hosted on leading infrastructure-as-a-service platforms. These third-party services allow us to rapidly scale computing resources up or down as demanded. This flexibility is advantageous due to the highly variable usage of some of our products, allowing us to minimize capital expenditures.
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
Product Development
Our research and development effort is focused both on developing new software and on improving our existing products. Our engineering team works closely with customers and event attendees to identify their current and future needs. We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customer and improving our competitive position. We supplement our own research and development effort with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products. Our U.S. and India personnel develop our products on a nearly continual basis.
Our research and development, net expenses totaled $22.0 million, $14.0 million, and $11.2 million, representing 12%, 10%, and 10% of our revenue, for the years ended December 31, 2015, 2014, and 2013, respectively. We plan to continue to significantly invest resources for our research and development efforts.
Competition
We operate in an intensely competitive market that is characterized by constant change and innovation. Our competition includes:

•
existing manual, paper and spreadsheet-based systems that corporate personnel utilize to organize events by themselves in a fragmented manner. For example, a significant number of planners process registrations by asking attendees to fill out PDF forms and aggregate that information manually using various office tools. They also frequently lack the ability to process registration payments online. Venue searches and bookings are often processed either by phone or email, while tracking of budget and expense is done on an ad-hoc basis through spreadsheets;

•	event, meeting management and hospitality solution firms such as Lanyon and eTouches;

•	mobile solutions for events and tradeshows such as Doubledutch and Quickmobile; and

•
small and large companies that offer point solutions that compete with some of the features present in our platform, such as registration management, travel management, venue bookings, web survey providers, email and search marketers, business intelligence solutions, and mobile app developers.

We believe that we generally compete favorably with our competitors because our platform addresses all the needs of our customers in one cloud-based solution, rather than engage with numerous point solution vendors. In addition, all of the data can reside in one place, making it easier and seamless for our customers. Our products compete effectively because of the features and performance of our various offerings, the ease of integration of our solutions with the technological infrastructures of both event planners as well as the venues and the incremental return on investment that our platform offers to our customers.
We expect competition in our market to increase in the future. For more information about the competition we face now and may face in the future, see "Risk Factors--We face significant competition from established and new companies offering event and meeting management software."
Customer Support
Our customer support organization is available to our event and conference management subscription customers 24 hours per day, 7 days per week and can be contacted via telephone, online chat and web form during the subscription period. We also provide support for CSN, mobile and feedback solutions customers from 12 hours per day up to 24 hours per day, 5 days per week depending on the line of business. As of December 31, 2015, we had 377 employees dedicated to customer support, client success management, professional services and customer training in our locations in the United States, UK and India. “Professional services” include web site creation, graphics design, and mobile application creation for our customers. We also maintain an online knowledge database and offer extensive, on-demand video training available to our customers during the subscription period.
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
We own U.S. registered trademarks for CVENT, CVENT.COM, REACH THE RESPONSE, CROWDCOMPASS, ATTENDEEHUB, SPEEDRFP THE UNIVERSAL RFP SYSTEM and ONARRIVAL. We have registered trademarks for CROWDCOMPASS in Australia, Canada, and the European Union; for CVENT in Australia, Canada, China, Germany, the European Union and Hong Kong; and for ONARRIVAL in the European Union. We have pending trademark applications for

COMPASS, ENTERPRISE EVENT MARKETING, SUPPLIER NETWORK, INQUISIUM and CVENT CONNECT in the United States; for CVENT in Singapore and South Africa; and for ONARRIVAL and SUPPLIER NETWORK in Canada. SignUp4, LLC, our subsidiary, owns U.S. registered trademarks for RAPPIDAPP, SIGNUP4, UNIVERSAL MEETING SOLUTION and WORKTOPIA (through our subsidiary SU4-Worktopia, LLC). We also have two patent applications pending in the United States.
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
Many jurisdictions impose an obligation on any entity that holds personally identifiable information, personal health information, or payment card information to adopt appropriate security to protect such data against unauthorized access, misuse, destruction, or modification. Many jurisdictions have enacted laws requiring holders of such information to take certain actions in response to data breach incidents, such as providing prompt notification of the breach to affected individuals and government authorities. The interpretation of privacy and data protection laws and regulations and their application to our solutions are unclear, evolving, and in a state of flux. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor regime as one of the legally recognized mechanisms under which the personal data of European citizens could be transferred to the United States. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. We have adopted a system security plan and security breach incident response plans to address our compliance with these laws.
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
Employees
As of December 31, 2015, we had approximately 1,910 full-time employees. Of that total, 871 were based in Gurgaon, India; 650 were based in Tysons Corner, Virginia; and the remaining were either remote or located in our various offices in Texas, Georgia, Oregon, the United Kingdom, California and Canada. By department, 737 were in sales and marketing (of which 189 were dedicated to development of our proprietary databases), 472 in product development, 377 in client services, 112 in technology operations, and 213 in general and administrative. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.

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
Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains our SEC filings. The address of the SEC website is www.sec.gov.

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
Risks Related to Our Business and Industry

Operational Risks

We are substantially dependent upon the addition of new customers and the continued growth of the market for our cloud solutions.
We derive, and expect to continue to derive, a significant majority of our revenue from the sale of our cloud solutions. During the years ended December 31, 2015, 2014, and 2013, 70% of our total revenue was derived from our Event Cloud. Therefore, widespread acceptance and use of the cloud-based business model for delivery of our event and meeting management platform is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically install and operate the applications on their hardware. Because many companies were historically predisposed to maintaining control of their information technology, or IT, systems and infrastructure, there has been and may continue to be resistance to the concept of accessing a cloud-based service provided by a third party. Further, event and meeting planners have traditionally relied on manual, paper and spreadsheet-based systems to organize events. Our ability to grow our business and increase revenue depends on our success in educating event and meeting planners about the potential benefits of our cloud-based solutions. Concerns about cost, fraud, privacy, security, reliability and other issues may cause event and meeting planners not to adopt our applications. Moreover, event and meeting planners who have already invested substantial resources in other registration and management systems or methods may be reluctant to adopt a new approach like ours to supplement or replace existing systems or methods. If event and meeting planners do not widely adopt applications such as ours, our ability to grow our business will be limited.
Our growth is also dependent upon identifying event planners and converting them to new customers. Event and meeting planners can be found in a range of corporate departments, which makes it difficult to identify prospective planner customers. Since our formation, we have proactively and systematically worked to identify potential event planner customers. However, we cannot guarantee that we will be able to continue to identify new event planner customers, and the effort to identify new event planner customers will be more costly and time-consuming than seeking marketing contracts with new and existing venue customers.
The market for event and meeting management software is still evolving. We rely on data published by third parties and on internally generated data and assumptions to calculate the size of our target market, customer groups and verticals within customer groups. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which would harm our business.
Our Hospitality Cloud business depends on maintaining and expanding our relationships with hotels and venues.
An important component of the success of our Hospitality Cloud success depends on our ability to maintain and expand relationships with hotels and venues. A substantial portion of our revenue is derived from compensation negotiated with hotels and venues for marketing solutions, particularly through the Cvent Supplier Network. During the years ended December 31, 2015, 2014, and 2013, approximately 30% of our total revenue was derived from our marketing solutions.
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
This risk is heightened by the concentrated nature of the hospitality industry, which is dominated by a relatively small number of major hotel chains, particularly in the United States. Recent high-profile mergers and acquisitions among the major hotel chains suggest that the industry's level of concentration may increase. If we are unable to maintain and grow our network of hotels and venues, we may be unable to satisfy our customers’ needs, lose market share or incur additional costs to support our customers, all of which may adversely affect our business, results of operations or financial condition. Further, if we are unable to successfully develop and sell additional products to hotels and venues, including but not limited to group demand management and group business intelligence, we may not achieve our anticipated revenue from these customers, which would adversely affect our business, results of operations or financial condition.
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
If our security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. In addition, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and our agreements with certain partners require us to notify them in the event of a security incident. These mandatory disclosures regarding a security breach often lead to widespread negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers or fail to acquire new customers. If we experience compromises to our information technology as a result of security lapses, technical difficulties or otherwise that result in performance or availability problems of our cloud-based solutions, the complete shutdown of our cloud-based solutions, or the loss or unauthorized disclosure of confidential information, our partners or customers may be harmed or lose trust and confidence in us, and decrease the use of our solution or stop using our solution in its entirety, and we would suffer reputational harm. We would also likely suffer financial harm as any such breach could cause us to issue refunds, service credits to customers for prepaid and unused subscription services or indemnify our customers for their losses.
Our third-party vendors may also suspend or discontinue their relationships with us. For example, we work with third-party vendors to process credit card payments by our customers and are subject to payment card association operating rules. If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them. We could also be subject to fines and higher transaction fees. Any of these effects could harm our business, results of operations or financial condition.
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
Our competitors vary with each challenge that our event and meeting management solutions address, and include providers of point solutions for email marketing, event registration, ecommerce payments, budgeting, web surveys, web content management, scheduling, room and table assignments, name badging, mobile app development, social media, onsite event solutions, venue sourcing, and business intelligence for the hospitality and events and meetings industries. If individual point solutions become less expensive, we may face general pricing pressure or pressure to adjust our pricing model. For example, if mobile app development increases significantly and as a result developers reduce their fees, we may be forced to reduce the fees that we charge for our mobile event apps to remain competitive.
We expect to face additional competition with the continued development and expansion of the event and conference management software market. We expect that custom development efforts, open source initiatives, and new competitors, such as software vendors that have traditionally focused on other applications, may enter the event and meeting management market or hospitality marketing and business intelligence market with competing products, which could have an adverse effect on our business, operating results and financial condition. Additionally, competitors may develop a comprehensive event and meeting management platform that is similar to our own.
Our current and potential competitors may: have significantly more financial, technical, marketing and other resources than we have; be able to devote greater resources to the development, promotion, sale and support of their products and services; have more extensive customer bases and broader customer relationships; and have longer operating histories and greater name recognition. Some competitors have received, or may receive in the future, significant resources from private investors seeking growth, rather than profit; these competitors could be able to deploy significant resources without corresponding pressure to earn quarterly profits.
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
Disruption of our operations, infrastructure, or systems, or disruption of the operations, infrastructure or systems of the third parties on which we rely, could damage our reputation and result in credits to customers or a loss of users, which would harm our business and operating results.
Our customers use our applications to manage important aspects of their businesses, and any disruption in our services or loss of data could damage our customers’ businesses and subject us to substantial liability, harm our reputation, and negatively affect our business, results of operations and financial condition. If that occurs, our customers may delay or withhold payment to us, elect not to renew, or make contractual or other claims against us. The occurrence of any of these events could: result in an increase in our bad debt expense; result in an increase in collection cycles for accounts receivable; require us to establish a warranty provision; or incur the expense or risk of litigation. Further, if we are unable to meet the stated service level commitments we have guaranteed to some our customers, we may be contractually obligated to provide these customers with credits for future service. Our insurance coverage may not be sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services. Such an event would also harm our reputation and we could lose future sales.
Disruptions may result from errors we make in delivering, configuring, or hosting our applications, or designing, maintaining or scaling our applications. In addition, our customers may use our services in ways that cause disruptions for other customers. We have experienced disruptions in our systems in the past, including server failures that temporarily slowed down the performance of our websites and mobile applications, and we may experience more significant interruptions in the future.
Disruptions in service can also result from circumstances that are outside of our control. We currently serve our customers primarily using equipment managed by us and co-located in data center facilities operated by third-parties. These data centers are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and other events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error. We cannot rapidly switch to a new data center in the event of an adverse event. Despite precautions taken at these facilities, problems at these centers could result in lengthy service disruption and data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.
We are also dependent on the maintenance and expansion of the infrastructure of the internet, over which we have no control. Any failure of the internet infrastructure we rely on, even for a short period of time, could result in service disruption. Similarly, we use third-party providers for internet and other telecommunication services, as well as other information technology services that are essential to our cloud-based event and meeting management platform. Any errors, defects, interruptions or other performance problems with any of our third-party information technology providers could cause lengthy service disruption or data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.
Our future growth depends on our ability to scale and adapt our applications, accommodate increasing traffic and storage demands, advance our technology, and meet expanding customer requirements. This may require us to change, upgrade, expand, or replace our applications and infrastructure, often with advanced, complex, new and untested technologies. Scaling and adapting our systems is likely to be difficult, require additional technical expertise, and incur substantial costs, and we may not be successful in developing or implementing adequate solutions. Any difficulty or failure in performing necessary changes, upgrades, expansions or replacements could lead to lengthy service disruption or data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.
There can be no assurance that our disaster preparedness will prevent significant disruption of our applications and operations. Our customers access substantial components of our platform from our primary data center. We maintain operationally equivalent server, network and storage infrastructure at our backup data center. However, our backup data center is not designed and operated to the same mechanical redundancy standards as our primary data center. A failure of systems at both sites may result in disruption of substantial components of our platform or the loss of data. In particular, because our primary and backup data centers are both located in Virginia, a broad failure of the power grid could cause both sites to lose power, which would cause substantial components of our platform to be unavailable to all customers. Any difficulty or failure in maintaining business continuity could lead to lengthy service disruption or data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.
Our business depends substantially on renewing agreements with existing customers and selling additional solutions to them. Any decline in--or failure to grow--our customer renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related customer acquisition costs prior to such termination or cancellation of our customer agreements.
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
In some cases, our customers have no renewal obligation after their initial term expires, and we cannot be assured that we will be able to renew agreements with any of our customers at the same or higher contract value. Some agreements also contain a termination right for the customer if the customer is dissatisfied with our services because of substantial nonperformance that remains uncured by us, or if we are unable to comply with various regulations that apply to such customer's highly-regulated industry. In addition, some of our customer contracts may allow for a termination for convenience. If our customers do not renew their agreement or renew on less favorable terms to us, our revenue may decline, and our operating results would likely be harmed. We typically bill customers for no longer than the upcoming contract year with payment due upfront regardless of the full length of the contract, although we incur most of our customer acquisition costs at the time of sale. These costs can be significant. If a customer does not renew or cancels its agreement with us, we may not recognize sufficient revenue from that customer prior to the termination or cancellation to offset the acquisition costs associated with that customer.
Further, we rely in part on upsells and cross-sales to existing customers to fuel our revenue and growth. We refer to purchases of additional solutions by an existing customer as "upsells" and purchases by an additional branch or division of an enterprise customer as "cross-sales." If our customers decline to purchase additional solutions or advertising from us, or if we fail to expand the adoption of our solutions within our enterprise customers, our revenue may decline, and our operating results would likely be harmed.

We have experienced rapid growth and significant organizational change in recent periods and expect continued future growth, both organically and by acquisitions. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.
Our headcount and operations have grown rapidly, both domestically and internationally, since our inception. In particular, during the year ended December 31, 2015, we added over 170 full-time positions, and in the prior year we added over 280 full-time positions. We expect to continue growing our headcount in 2016. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our cloud offerings and continued geographical and product expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage, integrate and retain a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.
In addition, to manage the expected continued growth of our headcount, operations and geographic expansion, we will need to continue to improve our information technology infrastructure and operational, financial and management systems and procedures. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.
In the past we have completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.
We have acquired businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. For example, in the fourth quarter of 2015, we recognized a loss of $5.2 million upon the disposition of our consumer ticketing business, which we acquired in December 2012. The potential pursuit of additional acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are completed.
If we acquire additional businesses, we may be unable to assimilate or integrate the acquired personnel, operations or technologies successfully, or effectively manage the combined business following the acquisition. Our management may be distracted from operating our existing business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to the following:

•	unanticipated costs or liabilities associated with the acquisition, including tax liabilities;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenue or profit to offset acquisition or investment costs, or failure to generate the revenue we had anticipated from the acquired business;

•	the inability to maintain and renew relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	difficulties and additional expenses associated with supporting legacy products;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to integrate or implement additional controls, procedures and policies;

•	challenges caused by distance, language and cultural differences;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	the inability to recognize acquired revenue in accordance with our revenue recognition policies under GAAP and the loss of acquired deferred revenue;

•	the use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition;

•	delays or errors in integrating back-end systems and departments, including but not limited to accounting and CRM systems;

•
from time to time after acquiring a business, product, or technology, we may determine that it is necessary or appropriate to dispose of some or all of the acquired assets or business, and we may not be able to execute such disposition at a favorable time, or upon favorable terms.

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
Many of these risks are heightened by the fact that the companies we have acquired have been small and technologically early in their development. It is common for such companies to lack mature systems and processes. This has created challenges, including with respect to financial integration and accounting for acquired companies, and will create future challenges to the extent we acquire similar companies in the future. In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually or when other triggering events are identified. Also, contingent consideration related to acquisitions will be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. All of our recent acquisitions have included contingent consideration and/or other compensatory arrangements based on continued employment of certain key employees. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.
Our long-term success depends, in part, on our ability to operate offices located outside of the United States, including India.
We currently maintain offices in the United States, India, the United Kingdom, and Canada, and we are exploring opening additional international offices. In addition, we employ sales personnel in Australia and Germany, and have contracted with independent sales and technology personnel in Australia, Spain and Sweden. Any international expansion efforts that we may undertake may not be successful. Further, conducting more extensive international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	increased costs and unexpected errors in the localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	challenges posed by different pricing environments and different forms of competition;

•
lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements (including privacy and data security requirements) and tariffs; the costs of compliance with anti-corruption and anti-bribery laws; and the risks and costs of noncompliance with such laws;

•	changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing technology partners and differing technology standards;

•	difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	varying expectations as to employee standards;

•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue and costs;

•
potentially adverse tax consequences, including those arising from the complexities of foreign value added tax (or other tax, including transfer pricing) systems, and restrictions on the repatriation of earnings;

•	uncertain political and economic climates;

•	reduced or varied protection for intellectual property rights in some countries; and

•	we may decide that it is necessary or appropriate to establish one or more data centers outside of the United States, which could be costly;
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
We have significant operations in India. As of December 31, 2015, 871 of our approximately 1,910 employees were based in India. Operating in India requires substantial resources and management attention and subjects us to economic, political and operational risks that are different from those in the United States. For example, there have been armed conflicts between India and neighboring Pakistan. Also, extremist groups within India and neighboring Pakistan have from time to time targeted Western interests. Other risks specific to our operations in India include, but are not limited to, difficulty with responding to changes in economic conditions that may include inflation and fluctuations in exchange rates and interest rates; problems that impair our business infrastructure, such as telephone system failure or an international disruption of our information technology systems by a third party; failure to act in accordance with corporate, social responsibility, labor, environmental, health and safety standards and regulations; and the need to increase the levels of our employee compensation more rapidly than in the past to retain talent. We also face a risk that our employees outside of India may fail to coordinate with their Indian counterparts efficiently and productively. If any of these risks materialize, our business, results of operations and financial condition may be materially adversely affected.
Our business is susceptible to declines or disruptions in the demand for events and meetings, including those due to economic downturns or natural disasters.
Our business and financial performance are affected by the health of the worldwide events and meetings industry. Events and meetings are sensitive to business-related discretionary spending levels and tend to grow more slowly or even decline during economic downturns. Decreased expenditures by meeting planners and participants could also result in decreased demand for our event and conference management solutions, thereby causing a reduction in our sales. In addition, sales of our marketing solutions to hotels and venues may suffer if fewer event and meeting planners use our solutions. Although we are optimistic about the capabilities of our solutions to assist event and meeting planners in maximizing return on investment when funds available to spend on events are limited, further economic weakness and uncertainty may nonetheless result in significantly decreased spending on our event and meeting management solutions, which may adversely affect our business, operating results and financial condition.
External factors beyond our control may adversely affect the events and meetings industry, with a corresponding negative impact on our business and operating results. Economic downturns, rising oil prices, natural disasters, such as hurricanes, tsunamis, earthquakes or volcanic eruptions, and other phenomena, such as pandemics and epidemics, have previously disrupted normal travel patterns and levels, which has correspondingly disrupted the events and meetings industry. The events and meetings industry is also sensitive to other events beyond our control, such as political instability, regional hostilities, increases in fuel prices, the emergence and widespread adoption of more-effective teleconference and virtual meeting technologies, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and terrorist attacks, any of which could have an impact on our business and results of operations. For example, recent terrorism and unrest in group travel destinations such as Paris, Egypt and Thailand have generally harmed the travel industry in those locations, which in turn has had a corresponding negative impact on the events and meetings industry. Any future terrorist attack or unrest in these or other locations, whether on a small or large scale, could have a material and negative impact on our business, results of operations or financial condition.
We are dependent in part upon our relationships with our strategic partners to sustain the flow of business through the Hospitality Cloud.
Our access to certain customers is facilitated in some cases by strategic partner relationships with certain companies. If these strategic partners terminate or do not renew their relationships with us, it could have a negative effect on revenue for sales of our event and conference management software solutions. More than 50% of the RFPs transmitted to hotels and venues through the Hospitality Cloud during the year ended December 31, 2015 originated from event planners introduced to us through these partnerships. As such, the loss of several of these partnerships would greatly diminish the value of the Hospitality Cloud.

We rely on third-party mobile application platforms such as the Apple App Store and the Google Play Store to distribute our mobile applications. Our business will suffer if: we are unable to maintain a good relationship with such platform providers; if their terms and conditions or pricing change to our detriment; if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform; or if any of these platforms are unavailable for a prolonged period of time.
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
We also rely on the continued operation of these third-party platforms. In the past, some of these platforms have been unavailable for short periods of time. If this recurs on a prolonged or frequent basis, or other similar issues arise that impact users’ ability to download or use our mobile event applications, we may owe some of our customers rebates, which would increase our expenses and lower our gross margins. Our revenue, operating results or brand could also suffer harm. Furthermore, any material change or deterioration in our relationship with these platform providers could harm our business.
We have experienced losses, both in 2015 and in prior years, and we may not achieve profitability in the future.
As of December 31, 2015, our accumulated deficit is $40.0 million. We experienced a net loss of $18.8 million for the year ended December 31, 2015, net income of $1.8 million for the year ended December 31, 2014 and a net loss of $3.2 million for the year ended December 31, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platform, develop new solutions and comply with the requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business, particularly with respect to the Hospitality Cloud, are unproven, and any failure to increase our revenue or generate revenue from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
Our growth rate over the past few years may not be sustainable. If we fail to maintain an adequate growth rate, our business will be adversely affected and we may not achieve or maintain profitability.
Our revenue has grown rapidly over the past few years. We may not be able to sustain this level of growth in future periods, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Further, a portion of our revenue growth in the years ended December 31, 2015, 2014 and 2013 resulted from acquisitions and not organic growth. We may not complete acquisitions in the future that increase our revenue at the same rate as in prior periods. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete the acquisitions we do identify as worth pursuing. If we are unable to maintain an adequate rate of growth, our business and stock price will be adversely affected and we may not maintain profitability.
If we do not continue to innovate and provide solutions that are useful to our customers and event registrants and attendees, we may not remain competitive, and our revenue and operating results could suffer.
Our success depends on continued innovation to provide features and services that make our solutions, websites and mobile apps useful for event and meeting planners, hotels and venues and event registrants and attendees. Our competitors are frequently developing innovations in services and features. Additionally, the rapid pace at which technology evolves generally requires us to find new ways to deliver our solutions to end users with better performance and functionality. As a result, we must continue to invest significant resources in order to continually improve the speed, accuracy and comprehensiveness of our solutions. For example, our capitalized software expense for product development was $9.4 million during the year ended December 31, 2015. We may introduce significant changes to our existing solutions or develop and introduce new and unproven solutions, including using technologies with which we have little or no prior development or operating experience. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage event and meeting planners, hotels and venues or event registrants and attendees, we may be unable to attract additional customers or event registrants or retain our current customers or event registrants and attendees, which may adversely affect our business, operating results and financial condition.
This risk is heightened by the competitive hiring market for technology professionals. In order to continue to innovate, we must hire and retain skilled technology professionals, as discussed below under the heading "--We rely on the performance of highly skilled personnel, including senior management and our sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed."
Our sales cycle can be lengthy and unpredictable, which may cause our operating results to vary significantly.
Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable. Potential customers typically spend significant time and resources evaluating event and conference management and venue marketing solutions, which require us to expend substantial time, effort, and money educating them about the value of our offerings. Accordingly, it is difficult for us to forecast when or if a sale will close or the size of any specific sales. In addition, customers may delay their purchases from one quarter to another as they (i) wait for us to develop new features, (ii) assess their budget constraints or (iii) forecast future business activity. Any delay in closing, or failure to close, sales in a particular quarter or year could significantly harm our projected growth rates and could cause our operating results to vary significantly.
We are increasingly targeting our sales efforts at large enterprise customers. For large enterprises, the customer’s decision to use our solution may be an enterprise-wide decision and require us to provide more education about the use and benefits of our software, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more complicated client set-up, integration services, features, and more stringent contract terms. Further, these opportunities may require us to devote greater sales support and professional services resources to targeted customers. For example, enterprise customers typically spend more time negotiating contract terms. Accordingly, selling to enterprise customers will necessarily increase our costs of sales, lengthen our sales cycles, and decrease our capability to predict our ability to close the sale. The increased costs may also decrease our gross margins. If a customer is not satisfied with the quality of work performed by us or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, could harm our professional reputation and operating results.
We rely on the performance of highly skilled personnel, including senior management and our sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and our highly skilled team members, including our sales personnel and software engineers. Competition for well-qualified employees in all aspects of our business, including sales personnel and software engineers, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected. In addition, our efforts to compete for highly skilled and more experienced personnel may cause our average cost-per-employee to grow faster than the general economy, which could harm our operating results.
The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.
Seasonality may cause fluctuations in our revenue, sales, billings, cash flow, operating expenses and operating results.
We generally experience seasonality in our Hospitality Cloud sales and billings due to the seasonality of the underlying marketing budgets of hotels and venues. Hotels and venues utilizing our Hospitality Cloud solutions have historically made more purchasing decisions in the fourth quarter of the calendar year, and in the past we invoiced these customers on December 31 for new contracts or contract renewals that would begin on January 1. Accordingly, our fourth quarter had historically been our strongest quarter for new Hospitality Cloud sales and billings, and our first quarter is historically the largest collections and operating cash flow quarter for the Hospitality Cloud. However, beginning with contracts with start dates of January 1, 2016, we have adopted the practice of invoicing Hospitality Cloud customers on their contract start or contract renewal date. Therefore, while we do not expect a significant change in the seasonality of our customers’ purchasing decisions or in our cash collections, beginning in 2016, Hospitality Cloud billings will peak in the first quarter.

Additionally, we experienced in 2015, and we expect to continue to experience, increased seasonality in our overall revenues and expenses due to the timing of our combined user and industry conference. Specifically, during the second quarter, we host Cvent CONNECT™, our annual marketing event that brings together planners, executives and hoteliers to connect, learn and engage about the changing meetings and events industry ecosystem. The timing of Cvent CONNECT™ affects both our marketing costs and the revenue that we earn from registrations, certifications and sponsorships. We expect that in the future, as we continue to grow Cvent CONNECT™, our marketing expenses and revenue associated with the marketing event will increase in absolute dollars. As a result, our expenses will be negatively impacted and our total revenue will be positively impacted in the second quarter, which will likely result in low or negative sequential revenue growth and operating income in the third quarter compared to the prior quarter.
If we fail to offer high-quality customer support, our business and reputation would suffer.
Our customers rely on our customer support services. High-quality education and customer support is important for the successful marketing and sale of our solutions and for the renewal of our agreements with existing customers. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new services to existing and new customers would suffer and our reputation with existing or potential customers would be harmed.
Failure to adequately expand our sales force will impede our growth.
We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months or longer before our sales representatives are fully trained and productive. Expanding our sales force also requires substantial investment in our recruiting, training, and sales management functions. Our business may be adversely affected if our efforts to expand and train our sales personnel do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel, or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.
Growth of our business will depend on a strong brand, and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of users, or our ability to maintain or increase their level of engagement with us.
We believe that a strong brand is necessary to continue to attract and retain event and meeting planners and, in turn, the hotels and venues that choose to advertise on the Hospitality Cloud. We need to maintain, protect, and enhance our brand to expand our base of customers and users and increase their engagement with our solutions. This will depend largely on our ability to continue to provide high-value, differentiated solutions, and we may not be able to do so effectively.
Our efforts to further promote our brand may not be successful. Furthermore, negative publicity about our company, including our content, technology, sales practices, personnel or customer service could diminish confidence in, and the use of, our solutions, any of which could harm our operating results. If we are unable to maintain or enhance customer awareness of our brand cost-effectively, our business, operating results and financial condition could be harmed.
Our onsite solutions present different risks than our cloud solutions.
We intend to expand our sales of onsite event and conference management solutions. These solutions include onsite registration and session check-in functionality, badge printing, payment processing, mobile app integration and attendee engagement and exhibitor analytics. Onsite event solutions clients can choose from three different product offerings: 1) cloud-based software only, 2) cloud-based software and equipment rental and 3) cloud-based software, equipment rental and the use of our professional services staff. The latter two offerings present different risks than our cloud solutions. For example, as we grow our onsite solutions business, we will increase our exposure to personal injury or property damage claims arising from our actions or inactions at events staffed by our personnel. In addition, if we fail to hire or train enough talented project managers and other personnel to staff client events, or if our personnel, equipment or software fail to perform to our clients' expectations, clients could be disappointed by our performance, we could lose future sales, and our reputation could be damaged. Our onsite solutions business requires a different cost structure than our cloud solutions; if our expectations or assumptions about this business prove inaccurate, or if we fail to execute on our business plan, we could fail to achieve our expected revenue and income from this line of business. Our solutions involving onsite staff and equipment could also subject us to sales tax or other taxes in an increasing number of jurisdictions, both domestically and internationally. If any of these risks materialize, our business, operating results and financial condition could be harmed.

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
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign legislatures and governmental agencies. Data privacy and protection is highly regulated, and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information, including credit card data, social security numbers, and passport numbers, provided to us by our event and meeting planners and registrants. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, payment card information, personal health information, data or consumer protection, could result in proceedings or actions against us by governmental entities or others.
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
In addition, as we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on our business. In particular, the European Union, or E.U., has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual E.U. member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. Complying with any additional or new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy. Further, because we do not maintain a data center in the E.U., E.U. regulators could determine that we transfer data from the E.U. to the U.S., which could subject us to regulatory obligations or liability. In the past, we have relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-E.U. and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, the European Union, and Switzerland, which established a means for legitimizing the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the United States. As a result of the October 6, 2015 European Union Court of Justice (the "ECJ"), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner), the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the E.U. Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area ("EEA"). While a new US-EU agreement regarding transfers of data, known as "Privacy Shield," has been proposed, it remains unclear whether the proposed Privacy Shield agreement will become final and effective.
In light of the ECJ opinion in Schrems, we are offering other methods to our customers to enable compliant data transfers from the EEA to the U.S. We may be unsuccessful in establishing a means for the transfer of data from the EEA that is acceptable to our customers. Further, there is no assurance that we will be able to meet new requirements that may be imposed on the transfer of PII from the EU to the US without incurring substantial expense or at all. We may experience reluctance or refusal by European or multi-national customers to purchase or continue to use our services due to concerns regarding their data protection obligations. In addition, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on data protection regulations and our commitments to customers or others. We may find it necessary to establish additional systems to maintain EU-origin data in the EEA, which may involve substantial expense and distraction from other aspects of our business.
We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties, including voluntary third-party trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct. We could be adversely affected by changes to these contracts, guidelines or codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of the United States, foreign or international regulatory authorities. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services. Finally, we are also subject to contractual obligations and other legal restrictions with respect to our collection and use of data, and we may be liable to third parties in the event we are deemed to have wrongfully used or gathered data.
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

Federal, state and foreign laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our event and conference management email solutions, limit our ability to market to prospective customers and impose financial penalties for noncompliance.
The U.S.’s CAN-SPAM Act (formally known as the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003) establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states and foreign jurisdictions, including Canada, Germany, and Australia, have passed laws regulating commercial email practices, some of which are significantly more punitive and difficult to comply with than the CAN-SPAM Act. The ability of recipients of emails from our customers using our event and conference management software to opt out of receiving commercial emails may minimize the effectiveness of our solutions for our customers. Also, the ability of event planners to opt out of receiving future emails from us may minimize our ability to expand our event planner network. In addition, noncompliance with the CAN-SPAM Act or similar international regulations carries significant litigation, regulatory investigation and related risks. If we were found to be in violation of the CAN-SPAM Act or similar state, foreign or international laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could incur penalties, and significant litigation and investigation-related expenses, and any inquiries might impact the deliverability of our commercial email regardless of outcome. This would adversely affect our operating results and financial condition and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot provide assurances that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.
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
The payment card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards for payment of goods and services. We are obligated to comply with these rules and regulations as part of the contracts we enter into with payment processors and merchant banks. The rules and regulations adopted by the payment card networks include the Payment Card Industry Data Security Standards, or the PCI DSS. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability, and could eventually prevent us from processing or accepting debit and credit cards or could lead to a loss of payment processor partners. Further, there is no guarantee that even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our compliance. For example, we have acquired businesses in the past that were not immediately compliant with PCI DSS at the time of our acquisition. Until or unless those businesses are fully integrated with our own systems, sunsetted, or divested, we may be unable to comply with PCI DSS standards for those acquired businesses without substantial additional costs. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the debit or credit card data of customers or participants or regulatory or criminal investigations. Any such event would harm our reputation and may result in a loss of service for our customers, which would adversely affect our business, operating results and financial condition.

Our failure to protect our intellectual property, in the United States and abroad, could harm our business and operating results.
Our business depends on proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, domain name, trade secret, and copyright law and contractual restrictions to protect our proprietary technology and content. We have begun to seek patent protection for certain of our technologies and currently have two U.S. patent applications on file, although there can be no assurance that a patent will ultimately be issued in any case. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States.
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
We attempt to further protect our proprietary technology and content by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements, however, may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider confidential or proprietary.
Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to: enforce our intellectual property rights; to protect our trademarks, trade secrets, patentable technology, copyrights and domain names; and to determine the validity and scope of the proprietary rights of others. We may also be involved in disputes relating to the rights to, and ownership of, the intellectual property developed by our employees, consultants and others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, as well as the invalidation or narrowing of the scope of our intellectual property, any of which could harm our business and operating results. Attempting to enforce our intellectual property rights against third parties could also expose us to counterclaims from such third parties.
Claims by third parties that we infringe upon their intellectual property rights could result in significant costs and have a material adverse effect on our business, operating results or financial condition.
Our success depends, in part, upon our noninfringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The software industry generally is characterized by extensive intellectual property litigation. Although we were an early pioneer of event and conference management software, a field which continues to rapidly evolve, many participants that own, or claim to own, intellectual property related to elements of our business historically have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims that we, our customers, our licensees or parties indemnified by us are infringing, misappropriating or otherwise violating the intellectual property rights of others. The risk of such proceedings and claims may increase as we expand the complexity, scope and public profile of our business. For example, we may be subject to claims that we are infringing the patent, trademark or copyright rights of third parties, or that our employees have misappropriated or divulged their former employers’ trade secrets or confidential information.

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
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2015, and as discussed in Item 9A “Controls and Procedures,” we concluded that there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As of December 31, 2015, the primary factors contributing to the material weakness were:

•
We had ineffective entity and process level controls impacting the preparation and review of our consolidated financial statements and ineffective process level controls related to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. Specifically, we identified significant deficiencies in internal controls related to inappropriately designed and ineffective controls over cut off procedures, preparation of the tax provision, and review of account reconciliations. In addition, we did not have controls in place to adequately test the completeness and accuracy of system-generated data used in the execution of our controls. We also determined we had ineffective controls related to the preparation and review of financial statements, all of which in the aggregate, constituted a material weakness in internal control over financial reporting as of December 31, 2015.

As a result of various factors including, in part, the identified material weakness in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of December 31, 2015 were ineffective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because we are an emerging growth company, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ending December 31, 2015. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses and/or significant deficiencies, in addition to those discussed above, may have been identified. Our qualification as an emerging growth company may last for up to five years following our IPO on August 8, 2013, during which time our independent registered public accounting firm will not perform any audits of our internal control over financial reporting. On the other hand, our qualification as an emerging growth company may expire as early as December 31, 2016. If our qualification as an emerging growth company expires before we have remediated our material weakness, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal controls over financial reporting.
We cannot assure you that we will be able to remediate our existing material weakness in a timely manner, if at all, or that in the future additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate these material weaknesses are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the New York Stock Exchange, increased audit fees, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have this existing material weakness, other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.
Because we generally recognize revenue from subscriptions ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.
We offer our event and meeting management solutions primarily through a mix of single-year and multi-year subscription agreements and generally recognize revenue ratably over the related subscription period. We offer our hotel and venue marketing solutions primarily through a mix of single-year and multi-year arrangements and generally recognize revenue ratably over the related advertising period. As a result, much of the revenue we report in each quarter is derived from the recognition of value relating to agreements entered into during prior quarters or years. In addition, as we generally invoice for no more than the next fiscal year for most customer contracts, including those for multiple years, we do not record deferred revenue as a liability on our balance sheet, beyond amounts invoiced where the performance period has commenced. A decline in new or renewed subscriptions or marketing solutions agreements in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription and advertising model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers is generally recognized over the applicable subscription or advertising term.
Changes in financial accounting standards or practices, or our application of those standards or practices, may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Changes to existing rules, our application of those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in May 2014, the FASB and IASB issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. This guidance prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. Early adoption is prohibited. We are currently evaluating which adoption method we will use and assessing the effect the adoption of this standard will have on the consolidated financial statements. Our adoption of this standard may adversely affect our reported revenue and results of operations.
We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.
As of December 31, 2015, we had federal and state net operating loss carryforwards of $2.7 million due to prior period losses, which, if not utilized, will begin to expire in 2021 for both federal and state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. For example, we had an “ownership change” under Section 382 in 2001. Future issuances of our stock could cause an “ownership change.” It is possible that a future ownership change could have a material adverse effect on our ability to use our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
We are exposed to fluctuations in currency exchange rates.
We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense denominated in foreign currencies, primarily the Indian rupee. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when remeasured, may differ materially from expectations. For example, we experienced a loss of $2.4 million as a result of foreign currency transactions in 2015. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the U.S., the effects of movements in currency exchange rates will increase as our transaction volume outside of the U.S. increases.
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
Our quarterly results of operations, including the level of our revenue, profitability, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the addition or loss of existing customers, including through acquisitions, consolidations, or divestitures;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of features and functionality of our services or pricing changes upon any renewals of customer agreements;

•	changes in estimates used in the calculation of our income tax provision;

•	changes in our pricing policies or those of our competitors; and

•	seasonal variations in sales of our solutions, which have historically been highest in the fourth quarter of a calendar year.
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
In addition, our current practice is to release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.
The trading price of our stock may be volatile, and you could lose all or part of your investment.
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
Our executive officers and directors and their respective affiliates (our "insiders"), in aggregate, beneficially own approximately 29% of our outstanding common stock; while unaffiliated beneficial owners of 5% or more of our common stock (our "significant stockholders"), in aggregate, beneficially own an additional 31% of our outstanding common stock. These insiders and/or significant stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of our insiders and/or significant stockholders may not coincide with our interests or the interests of other stockholders.
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
We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These examples include, but are limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or if we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31, which could be as early as December 31, 2016. When our qualification as an emerging growth company expires, we will face some additional costs and different risks, as detailed above under the Risk Factors captioned “—We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company” and “—We have identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business.”
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
We currently lease approximately 116,000 square feet of space for our corporate headquarters in Tysons Corner, Virginia. The lease is for a fixed 11-year term (i.e. through July 31, 2025) with options for two additional renewal terms of five years each. We also lease approximately 70,000 square feet of space for our Gurgaon, India office under a lease agreement that expires in April 2018. Both of these offices are used for administrative, marketing, support and development operations. We also lease office space in Austin, Texas; Portland, Oregon; Santa Barbara, California; Atlanta, Georgia; Fredericton, Canada; and London, England.
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

Item 4.	Mine Safety Procedures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price
Our common stock commenced trading on the New York Stock Exchange under the symbol “CVT” on August 9, 2013. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ended December 31, 2015
Fourth quarter	$37.25	$30.60
Third quarter	$34.63	$25.40
Second quarter	$29.39	$25.24
First quarter	$29.70	$24.23
Year ended December 31, 2014
Fourth quarter	$28.82	$22.13
Third quarter	$29.83	$24.27
Second quarter	$36.46	$22.42
First quarter	$44.31	$33.61
Holders
As of February 22, 2016, there were approximately 67 registered holders of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock who hold their Cvent common stock in "street name", that is their stock is held by banks, brokers and other financial institutions. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of February 22, 2016.
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

January 2014 Follow-On Public Offering
On January 16, 2014, our Registration Statements on Form S-1, as amended (Reg. Nos. 333-193188 and 333-193400) were declared effective in connection with the follow-on public offering of our common stock, pursuant to which we and the selling stockholders in such transaction registered the sale of an aggregate of 6,072,000 shares of our common stock, 747,500 shares of which were sold by us and 5,324,500, including the underwriters’ over-allotment sold by the selling shareholders, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and, as a result, we received net proceeds of approximately $24.8 million after underwriters’ discounts and commissions of approximately $1.1 million and additional offering-related costs of approximately $0.7 million. We did not receive any proceeds from the sales of shares by the selling stockholders, other than $0.1 million in disgorged profits remitted to the Company by two officers due to their sale of 7,500 shares of common stock under Section 16(b) of the Securities Exchange Act of 1934, as amended. The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.
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
Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities during the Year Ended December 31, 2015
None.
Use of Proceeds from Sale of Unregistered Equity Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements that are included elsewhere in this report. The following selected consolidated statement of operations data for the year ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this report.
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
Consolidated Statement of Operations Data

	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue	$187,716	$142,245	$111,136	$83,474	$60,854
Cost of revenue(1)	59,743	42,066	31,918	20,487	16,660
Gross profit	127,973	100,179	79,218	62,987	44,194
Operating expenses:
Sales and marketing(1)	77,931	61,764	48,405	35,873	29,305
Research and development(1)	22,006	14,049	11,190	7,605	4,172
General and administrative(1)	34,699	23,070	19,422	11,237	6,803
Intangible asset amortization, excluding cost of revenue	2,230	418	344	86	—
Loss on asset disposition	5,157	—	—	—	—
Loss from foreign currency transactions	2,448	1,109	1,796	286	1,619
Total operating expenses	144,471	100,410	81,157	55,087	41,899
(Loss) income from operations	(16,498)	(231)	(1,939)	7,900	2,295
Interest income	2,456	1,595	1,015	811	270
Other expense	(426)	(434)	—	—	—
(Loss) income from operations before income taxes	(14,468)	930	(924)	8,711	2,565
Provision for (benefit from) income taxes	4,356	(864)	2,315	4,406	2,749
Net (loss) income	$(18,824)	$1,794	$(3,239)	$4,305	$(184)
Net (loss) income per common share:
Basic	$(0.45)	$0.04	$(0.13)	$0.13	$(0.01)
Diluted	$(0.45)	$0.04	$(0.13)	$0.12	$(0.01)
Weighted average common shares outstanding:
Basic	41,628	40,970	25,290	33,167	16,758
Diluted	41,628	43,173	25,290	34,791	16,758

(1)	Stock-based compensation expense included in the above:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$1,934	$820	$1,046	$762	$690
Sales and marketing	4,250	1,571	2,306	2,895	2,376
Research and development	3,410	1,002	609	539	373
General and administrative	2,173	978	772	1,010	512
Total stock-based compensation expense	$11,767	$4,371	$4,733	$5,206	$3,951

Consolidated Balance Sheet Data

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash, cash equivalents and short-term investments, net of restricted cash	$145,461	$167,583	$157,766	$26,170	$26,485
Total current assets	193,497	229,849	202,583	61,320	48,764
Total assets	301,600	300,908	235,836	90,030	58,441
Deferred revenue	77,524	82,030	65,203	51,554	37,293
Total current liabilities	108,457	105,621	89,068	68,747	45,189
Total non-current liabilities	18,862	21,453	4,730	2,553	1,086
Stockholders’ equity	174,281	173,834	142,038	18,730	12,166

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Consolidated financial data referenced in this section for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a leading cloud-based enterprise event management platform, with over 15,800 customers worldwide. We provide solutions for both sides of the corporate events and meetings ecosystem: (i) event and meeting planners, through our Event Cloud, and (ii) hoteliers and venues, through our Hospitality Cloud. Our integrated, cloud-based solution addresses the entire event life cycle by allowing event and meeting planners to automate and streamline the process of planning, organizing and executing successful events for organizations of all sizes and industries. Our online marketplace connects event planners and venues through our vertical search engine that accesses our proprietary database of detailed venue information. The combination of these cloud-based solutions creates an integrated platform that allows us to generate revenue from both sides of the events and meetings ecosystem.
Our event and meeting planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual and multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise events and meetings including external events, such as conferences, tradeshows, and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. As of December 31, 2015, we had over 8,800 event and meeting planner customers. Our event and meeting planner customers used our event and conference management solutions to execute more than 344,000 events and meetings and managed approximately 15.0 million registrations during the year ended December 31, 2015. Revenue from our event and meeting planning Event Cloud solutions was $130.7 million and $99.7 million during the years ended December 31, 2015 and 2014, respectively, or 70% of our total revenue during those periods. We generally recognize revenue from these contracts ratably over the term of the contract.
On the other side of the event ecosystem, hoteliers and venues utilize our Hospitality Cloud solutions to generate more visibility with ready-to-transact event and meeting planners. Our online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with approximately 240,000 venues in our proprietary database. We believe that CSN contains the world’s largest, most accurate and searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in 175 countries. Hotels and venues enter into annual and multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. As of December 31, 2015, we had more than 74,000 active CSN event and meeting planner users compared to the greater than 70,000 active CSN event and meeting planner users as of December 31, 2014. The CSN is available with the same functionality to users of our paid subscription event and meeting platform solutions as well as to event and meeting planners that simply visit the CSN site and establish a free user account. All of these users have the ability to submit RFPs to hotels and venues free of charge using the CSN. We consider an event and meeting planner to be “active” if such user accessed their account within the 12 months preceding the date of measurement. As of December 31, 2015, we had more than 7,000 hotel and venue customers paying for marketing solutions. Event planners transmitted more than 1.8 million RFPs for events requiring more than 29.3 million room nights during the year ended December 31, 2015. Revenue from our Hospitality Cloud solutions was $57.0 million and $42.5 million during the years ended December 31, 2015 and 2014, respectively, or 30% of our total revenue during those periods.
We were established in 1999 as a provider of event registration software to event and meeting planners. During the steep economic downturn in the technology sector from 2000 to 2002, we faced initial macroeconomic setbacks to our business and endured substantial austerity. We believe our early struggles have resulted in a strong culture of teamwork and entrepreneurial spirit, which is tempered by prudent fiscal discipline. We have also evolved during that period from an event registration and event marketing software provider to a comprehensive platform solution covering the entire event ecosystem starting from venue sourcing to the monetization of attendee feedback.

Our revenue has increased from $26.1 million (unaudited) for the year ended December 31, 2008 to $187.7 million for the year ended December 31, 2015. We first launched CSN in 2008, and revenue from advertising solutions has grown from an immaterial percentage of total revenue during the year ended December 31, 2008 to 30% of total revenue during each of the years ended December 31, 2015 and 2014. Even though we have experienced substantial growth in revenues in recent years, we are dependent on attracting new event and meeting planner customers and new marketing customers to sustain a similar level of growth in future periods.
Although we have historically grown our business organically, we acquired two complementary businesses during the year ended December 31, 2015, two complementary businesses during the year ended December 31, 2014 and three complementary businesses during the year ended December 31, 2012. However, regarding the 2012 acquisitions, two of the consumer oriented businesses have been sold as of the date of this filing and are further disclosed in Item 8. Financial Statements and Supplementary Data. No acquisitions were completed during the year ended December 31, 2013.
In May, 2015, we acquired SignUp4, LLC for strategic and competitive advantage. In November, 2015, we acquired Alliance Tech, Inc., to enhance our Onsite Event Solutions product offering.
In September 2014, we acquired Decision Street, LLC to enhance group demand management, one of the three pillars of our Hospitality Cloud. In December 2014, we acquired Elite Meetings International, Inc. (EMI), which complemented our group marketing solutions pillar of the Hospitality Cloud by adding two additional RFP vehicles to power business sourcing.
We generate the majority of our revenue from North America. Revenue from outside North America accounted for 11%, 11% and 10% for years ended December 31, 2015, 2014 and 2013, respectively. To support our international expansion and to increase global sales for all of our solutions, we opened our first European sales office in London in May 2013 and ultimately plan to expand our sales force in Europe. We also plan to introduce select European and Asian language planner interfaces in future periods to strengthen our penetration within European and Asian event and meeting planner markets. In the near term, we expect that total revenue from outside of North America will increase at the same rate as the rest of our business, in absolute dollars. Therefore, as a proportion of total revenue, we expect that total revenue from outside of North America will remain the same.
We believe an important element of our past success has been the effective use of our India office. As of December 31, 2015, we employed approximately 871 personnel in India, representing every business function. Our India operations help us accomplish three business objectives: (i) near-continuous technical development and customer service, (ii) worldwide geographic reach for marketing efforts and (iii) building and maintaining our proprietary databases. Combining the resources of our U.S. and India operations, we are able to continue technical development and customer support throughout the normal business hours of every region on the globe. In addition, our India office houses the majority of our marketing personnel for the Asia-Pacific, Europe, Middle East and Africa regions. Finally, we leverage our Indian operations to build our large event planner contact database and to research and maintain approximately 240,000 venues on our CSN. We are able to benefit greatly from the labor and infrastructure cost advantages of the region and accomplish many critical business tasks in an efficient and cost effective manner.
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
Our ability to grow our revenue and capitalize on the significant market opportunity we see for ourselves depends on our ability to get more event planners, hotels and venues to adopt our solutions, grow the number of our solutions being used per customer and expand our geographical presence. In the near-term, although we expect revenue growth, we expect that our cost of revenue and operating expenses will stay constant as a percentage of revenue. Marketing and sales expenses are expected to increase as a percentage of revenue, as we continue to expand our direct sales teams, our account management sales team, international operations and increase our marketing activities. We believe that we must invest in maintaining a high level of client service and support as we consider it critical for our continued success. We also expect to invest in research and development to continue to provide cutting edge software solutions for our clients. Finally, we also expect to incur additional general and administrative expenses as a result of our growth.

Key Metrics

	Year ended December 31,
	2015	2014	2013
	(In thousands, except as noted and year over year percentage data)
Financial metrics
Revenue	$187,716	$142,245	$111,136
Year-over-year percentage increase	32%	28%	33%
Net income (loss)	$(18,824)	$1,794	$(3,239)
Cash flows provided by operating activities	$27,216	$28,375	$22,064
Operating metrics
Event registrations processed	14,961	10,947	8,711
Events and meetings managed	344	264	206
Room nights requested	29,341	27,402	20,928
Number of RFPs transmitted	1,826	1,590	1,278
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
Event Registrations Processed. We measure event registrations processed as the total number of all attendee registrations executed through our platform in a given period. We believe that the number of event registrations processed and the year-on-year growth rate help us evaluate the scale of events being executed through our software platform. We do not generate revenue on the basis of a fixed percentage per registration. Our pricing model is based on a combination of (i) contracted fees for blocks of registrations with an additional fee being charged for every registration being processed over and above that contracted amount, (ii) annual support fees and (iii) a fee per each additional module sold within our platform, among other considerations. Thus, increases in registrations are a leading indicator of future increases in our revenue.
Events and Meetings Managed. We define events and meetings managed as the total number of all events and meetings managed through our platform in a given period. This amount includes all events and meetings using the date the event was created as listed in our system to determine which period the event was first actively managed by our platform. This also includes meetings being tracked on our platform by large enterprise clients for budgeting and management purposes, some of which may be historical meetings. We generally do not generate revenue on the basis of a rate per event or meeting. Our pricing model is based on a combination of (i) contracted fees for blocks of registrations with an additional fee being charged for every registration being processed over and above that contracted amount, (ii) annual maintenance fees and (iii) a fee per each additional module sold within our platform. Thus, the total number of events and meetings managed is a leading indicator of our revenue and helps us evaluate the scale being executed through our Event & Conference Management or Strategic Meetings Management solutions.
Room Nights Requested. We measure the number of room nights requested by event planners in a given calendar year based on the total number of hotel guest room nights requested in connection with all unique RFPs transmitted through our Hospitality Cloud in such period less known canceled RFPs. Although planners may submit a unique RFP created on our system to multiple venues, we consider each individual RFP created and transmitted on our system as an RFP representative of only one event. Event planners occasionally create more than one unique RFP for a particular event under certain circumstances, but we believe such behavior is infrequent. In addition, the actual number of room nights purchased in connection with an event from a particular venue may vary from the room nights requested. Nonetheless, we believe that room nights requested is a leading indicator of our online marketplace’s adoption by event planners and its significant network effects. As the number of room nights requested increases, more venues are incentivized to advertise and list in our Hospitality Cloud due to its value proposition for advertisers.
Number of RFPs Transmitted. We calculate the number of RFPs transmitted as the total count of all RFPs sent to all hotels and venues through our Hospitality Cloud during the calendar year excluding events and meetings identified by the planner as canceled. Most event planners request proposals from multiple venues for a particular event, and this metric reflects the gross level of activity by planners interacting with venues. We believe that the number of RFPs processed through our

Hospitality Cloud is a leading indicator of our online marketplace’s adoption by event planners, as it shows the total level of activity on our network. As the number of RFPs transmitted increases, more venues are incentivized to advertise and list in our Hospitality Cloud due to the increased opportunity for venues to connect with planners.
Financial Operations Overview
Revenue
We generate revenue by offering subscriptions to our Event Cloud and services through our Hospitality Cloud; however, substantially all Hospitality Cloud revenue is presently generated through our group marketing solutions. From 2013 through 2015, our revenue by product was as follows:

	Year ended December 31,
	(In thousands)
	2015	2014	2013
Revenue by product:
Event cloud	$130,714	$99,707	$77,468
Hospitality cloud	57,002	42,538	33,668
Total revenue	$187,716	$142,245	$111,136
Percentage of revenue by product:
Event cloud	70%	70%	70%
Hospitality cloud	30%	30%	30%
Total	100%	100%	100%
Event Cloud. We generate the majority of our revenue through subscriptions for our event and conference management solutions platform, pricing for which is based on the features and functionality selected. Our Enterprise solution is targeted towards the large enterprise market, and includes the full functionality of our platform. Our Event & Conference Management solution, which is targeted towards mid-market and smaller enterprises, has many of the same features as our Enterprise solution but does not include some of the advanced features and functionality required by larger organizations. The number of attendee registrations available to customers subscribing to the registration functionality is contractually fixed, and registrations above the contracted amount result in additional fees paid by the customer.
Our customer contracts are typically not cancellable without cause and typically range in length from one to four years. We generally recognize revenue from Event Cloud subscriptions ratably over the term of the agreement. Customers are typically invoiced in advance on an annual or quarterly basis. Amounts that have been contractually invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription period. We refer to contractual amounts that have not been invoiced as unbilled contract value. Unbilled contract value is not reflected in our consolidated financial statements.
Event Cloud subscription revenue also includes revenue from our onsite event solutions, mobile event apps and web survey products. Our mobile event apps and our Enterprise solutions are the fastest growing products within our business.
Hospitality Cloud. As discussed above under Item 1. Business, towards the end of 2014, we branded the Hospitality Cloud to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. However, substantially all Hospitality Cloud revenue is still generated through our group marketing solutions. Prior to this, we primarily concentrated on servicing the hospitality sector with marketing solutions through our CSN, which provided substantially all of the revenue for this product line in 2014 and prior. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within the CSN, the Cvent Destination Guide, the Elite Meetings magazine or in various electronic newsletters. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.
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

Cost of Revenue
Cost of revenue primarily consists of employee-related expenses, including salaries, benefits, bonuses and stock-based compensation, related to providing support and hosting our applications, costs of data center capacity, software license fees and amortization expense associated with capitalized software. In addition, we allocate a portion of overhead, such as rent, information technology costs, depreciation and amortization to cost of revenue based on headcount.
We are invested in our customers’ success and as such, we will continue to invest in providing support, expanding our capacity to support our growth and developing new features to enhance our existing products, which in the near-term will result in higher cost of revenue in absolute dollars, but will remain constant as a percentage of revenue.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. We expense commissions when they are earned by staff, which is when the customer contract is signed. In addition to staff costs, our cost of marketing includes product marketing and other brand-building activities, such as trade shows, product seminars and online marketing. We also allocate a portion of overhead, such as rent, information technology costs, and depreciation to sales and marketing based on headcount.
We intend to continue to invest in sales and marketing and expect spending in these areas to increase in the near-term in absolute dollars as we continue to expand our business both domestically and internationally. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.
Research and Development
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development expenses, other than software development costs that qualify for capitalization, are expensed as incurred. In addition, we allocate a portion of overhead, such as rent, information technology costs, and depreciation to research and development based on headcount.
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
General and Administrative
General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, legal and human resource staff, including salaries, benefits, bonuses and stock-based compensation, as well as professional fees, insurance premiums and other corporate expenses. In addition, we allocate a portion of overhead, such as rent, information technology costs, and depreciation to general and administrative based on headcount.
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
Loss on Asset Disposition
The loss on asset disposition reflects the sale of our Ticketing business in December 2015. The assets purchased and the liabilities assumed by the Buyer comprise the entirety of our consumer-oriented online and box office ticket sales, premium services and other marketing and promotional services directed towards performance venues and participation sports.

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Revenue	$187,716	$142,245	$111,136
Costs of revenue	59,743	42,066	31,918
Gross profit	127,973	100,179	79,218
Operating expenses:
Sales and marketing	77,931	61,764	48,405
Research and development	22,006	14,049	11,190
General and administrative	34,699	23,070	19,422
Intangible asset amortization, excluding cost of revenue	2,230	418	344
Loss on asset disposition	5,157	—	—
Loss from foreign currency transactions	2,448	1,109	1,796
Total operating expenses	144,471	100,410	81,157
Loss from operations	(16,498)	(231)	(1,939)
Interest income	2,456	1,595	1,015
Other expense	(426)	(434)	—
(Loss) income from operations before income taxes	(14,468)	930	(924)
Provision for (benefit from) income taxes	4,356	(864)	2,315
Net (loss) income	$(18,824)	$1,794	$(3,239)
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Year ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Costs of revenue	32%	30%	29%
Gross margin	68%	70%	71%
Operating expenses:
Sales and marketing	42%	43%	44%
Research and development	12%	10%	10%
General and administrative	18%	17%	16%
Intangible asset amortization, excluding cost of revenue	1%	—%	—%
Loss on asset disposition	3%	—%	—%
Loss from foreign currency transactions	1%	1%	2%
Total operating expenses	77%	71%	72%
Loss from operations	(9)%	(1)%	(1)%
Interest income	1%	1%	1%
Other expense	—%	—%	—%
(Loss) income from operations before income taxes	(8)%	—%	—%
Provision for (benefit from) income taxes	2%	—%	2%
Net (loss) income	(10)%	—%	(2)%

Revenue
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015		2014		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Revenue by product:
Event Cloud	$130,714	70%	$99,707	70%	$31,007	31%
Hospitality Cloud	57,002	30%	42,538	30%	14,464	34%
Total revenue	$187,716	100%	$142,245	100%	$45,471	32%
Total revenue increased by $45.5 million during the year ended December 31, 2015 compared to the prior year due to a $43.3 million increase in revenue from sales to new customers and sales by companies acquired since the beginning of 2014. Revenue from sales of additional features and functionality to existing customers contributed $17.0 million in revenue during the year ended December 31, 2015. These amounts were primarily offset by decreases in revenue due to customers lost during the year ended December 31, 2015. Included in total revenue for the year ended December 31, 2015 was $4.8 million of non-monetary revenue.
Event Cloud revenue increased $31.0 million during the year ended December 31, 2015 compared to the prior year due to a $32.2 million increase in revenue from sales of event planning subscriptions to new customers and sales by companies acquired since the beginning of 2014. Revenue from sales of additional features and functionality to existing customers, increased registration usage and price increase contributed $9.5 million in platform subscription revenue during the year ended December 31, 2015. These amounts were primarily offset by decreases in revenue due to customers lost during the year ended December 31, 2015.
Hospitality Cloud revenue increased $14.5 million during the year ended December 31, 2015 compared to the prior year due to an increase of $11.1 million in revenue from sales to new customers and sales by companies acquired since the beginning of 2014. Revenue from sales of additional marketing solutions and price increases contributed an additional $7.5 million during the year ended December 31, 2015. These amounts were primarily offset by decreases in revenue due to customers lost during the year.
The revenue impact of acquisitions made in 2015 was not material.
We generate the majority of our revenue from North America with revenue from outside North America accounting for 11% and 11% of total revenue for the years ended December 31, 2015 and 2014, respectively. In the near term we expect that total revenue from outside North America will increase at the same rate as the rest of our business, in absolute dollars. Therefore, as a proportion of total revenue, we expect total revenue from outside of North America to remain the same.
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2014		2013		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Revenue by product:
Event Cloud	$99,707	70%	$77,468	70%	$22,239	29%
Hospitality Cloud	42,538	30%	33,668	30%	8,870	26
Total revenue	$142,245	100%	$111,136	100%	$31,109	28%
Total revenue increased by $31.1 million during the year ended December 31, 2014 compared to the prior year due to a $28.5 million increase in revenue from sales to new customers and sales by companies acquired since the beginning of 2013. Revenue from sales of additional features and functionality to existing customers contributed $15.1 million in revenue during the year ended December 31, 2014. In 2015, we made changes to our methodology for aggregating the impact of new customer and existing customer revenue for annual periods and these changes have been retrospectively applied to the year-ending 2014 in order to improve comparability. These amounts were primarily offset by decreases in revenue due to customers lost during the year ended December 31, 2014. Included in total revenue for the year ended December 31, 2014 was $1.7 million of non-monetary revenue.
Event Cloud revenue increased $22.2 million during the year ended December 31, 2014 compared to the prior year due to a $21.4 million increase in revenue from sales of event planning subscriptions to new customers in 2014. Revenue from sales of additional features and functionality to existing customers, increased registration usage and price increase contributed $9.7 million in platform subscription revenue during the year ended December 31, 2014. These amounts were primarily offset by decreases in revenue due to customers lost during the year ended December 31, 2014.
Hospitality Cloud revenue increased $8.9 million during the year ended December 31, 2014 compared to the prior year due an increase of $7.1 million in revenue from sales to new customers and sales by companies acquired since the beginning of 2013. Revenue recognized sales of additional marketing solutions and price increases contributed an additional $5.4 million during the year ended December 31, 2014. These amounts were primarily offset by decreases in revenue due to customers lost during the year.
The revenue impact of acquisitions made in 2014 was not material.
We generate the majority of our revenue from North America with revenue from outside North America accounting for 11% and 10% of total revenue for the years ended December 31, 2014 and 2013, respectively. As we invest in our UK office, we expect that the proportion of total revenue from outside of North America will grow in the future.
Cost of Revenue
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015		2014		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Cost of revenue	$59,743	32%	$42,066	30%	$17,677	42%
Cost of revenue increased primarily due to expansion of our customer service and technology divisions to support the growth of our business. Amortization of capitalized software and acquired technology contributed an increase of $6.1 million. Total headcount and average cost per head in our technology division increased from December 31, 2014 to December 31, 2015. The headcount cost increases contributed $5.0 million of additional expense in 2015 related to cost of revenue, excluding increases in stock compensation and net of software development costs capitalized during the period. Stock-based compensation expense increased $1.1 million due to equity grants made in January 2015. The remaining increase is the result of costs related to third-party sales incentives, maintaining our data center, software licenses and fees and credit card fees.
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2014		2013		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Cost of revenue	$42,066	30%	$31,918	29%	$10,148	32%
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
Operating Expenses
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015		2014		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$77,931	42%	$61,764	43%	$16,167	26%
Research and development	22,006	12%	14,049	10%	7,957	57%
General and administrative	34,699	18%	23,070	17%	11,629	50%
Intangible asset amortization, excluding cost of revenue	2,230	1%	418	—%	1,812	433%
Loss on asset disposition	$5,157	3%	—	—%	5,157	100%
Loss from foreign currency transactions	$2,448	1%	$1,109	1%	$1,339	121%
Total operating expenses	$144,471	77%	$100,410	71%	$44,061	44%
Sales and Marketing
Sales and marketing expenses increased by $16.2 million for the year ended December 31, 2015 over the previous year. The increase is primarily due to expenses associated with our customer conference, Cvent CONNECT™, increased headcount and expansion of our marketing efforts both domestically and internationally. Sharply higher attendance at Cvent CONNECT™ contributed $3.8 million of additional expense when compared to the comparable prior period. The remaining increase is primarily due to increased headcount, increased average cost per head and expansion of our marketing efforts both domestically and internationally. Total headcount and average cost per head of our sales and marketing personnel increased during 2015 as compared to year-end 2014 to support revenue growth, new product lines and global expansion. The headcount cost increases and increased commissions associated with increased bookings contributed $9.6 million of additional expense in 2015. In addition, stock-based compensation expense increased $2.7 million due to equity grants made in January 2015.
Research and Development
Research and development expenses increased by $8.0 million for the year ended December 31, 2015 over the previous year. The increase is primarily due to an increase in our headcount and average cost per head within our software development group for technology to support product development and minor new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines. The headcount cost increases led to $4.1 million in increased expenses in 2015, net of software costs capitalized during the period. In addition, stock-based compensation expense increased $2.4 million due to equity grants made in January 2015. The remaining increase is the result of increased depreciation and amortization, acquisition expenses and software license fees.
General and Administrative
General and administrative expenses increased by $11.6 million for the year ended December 31, 2015 over the previous year. The increase was primarily due to increased headcount, increased average cost per head and use of professional services firms to manage our fast growing business. Total headcount and average cost per head related to general and administrative operations increased from December 31, 2014 to December 31, 2015, which contributed $2.7 million of increased personnel and related expenses in the twelve months ended December 31, 2015. The increased use of professional services firms contributed increased expenses of $1.8 million. In addition, sales taxes increased by $1.6 million and stock-based compensation increased by $1.2 million. The remaining increase was driven by increased expenses related to acquisitions, bad debt, depreciation and amortization.

Intangible Asset Amortization, Excluding Cost of Revenue
Intangible asset amortization, excluding cost of revenue, increased by $1.8 million for the year ended December 31, 2015 over the previous year. The increase is primarily due to increased acquisition activity as we continue to strategically acquire companies to aid in our short and long-term growth.
Loss on Asset Disposition
Loss on asset disposition increased by $5.2 million for the year ended December 31, 2015 over the previous year. The increase is due to the sale of our Ticketing business in December 2015. We have had no similar asset dispositions in prior years.
Loss from foreign currency transactions
The loss from foreign currency transactions increased by $1.3 million for the year ended December 31, 2015 over the previous year. The increase is due primarily to fluctuations in the Indian Rupee, British Pound and Euro currencies.

Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2014		2013		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Operating expenses:
Sales and marketing	$61,764	43%	$48,405	44%	$13,359	28%
Research and development	14,049	10%	11,190	10%	2,859	26%
General and administrative	23,070	17%	19,422	16%	3,648	19%
Intangible asset amortization, excluding cost of revenue	418	—%	344	—%	74	22%
Loss from foreign currency transactions	$1,109	—%	$1,796	2%	$(687)	(38)%
Total operating expenses	$100,410	71%	$81,157	72%	$19,253	24%
Sales and Marketing
Sales and marketing expenses increased by $13.4 million for the year ended December 31, 2014 over the previous year. The increase is primarily due to increased headcount and expansion of our marketing efforts both domestically and internationally. Total headcount of our sales and marketing personnel increased by 11% during 2014 as compared to year-end 2013 to support revenue growth, new product lines and global expansion. This increase contributed $7.9 million of additional expenses in 2014. Increased costs related to our marketing efforts, such as increasing our digital marketing spend, increasing the size of our annual customer conference, and increasing the number of partnerships, product seminars and tradeshows in which we participate, contributed an additional $5.4 million to the year-over-year difference.
Research and Development
Research and development expenses increased by $2.9 million for the year ended December 31, 2014 over the previous year. The increase is primarily due to increased headcount within our software development group for technology support for the new functionality on the platform and expanded cloud-delivery infrastructure.
General and Administrative
General and administrative expenses increased by $3.6 million for the year ended December 31, 2014 over the previous year. The increase was primarily due to increased headcount for administrative operations, particularly related to increased personnel necessary to operate as a public company following our August 2013 initial public offering. Total headcount related to general and administrative operations increased by 28% from December 31, 2013 to December 31, 2014, which contributed

$2.4 million of increased personnel and related expenses in the twelve months ended December 31, 2014. The remaining $0.6 million increase was driven by increases in rent, general and administrative expenses and depreciation, partially offset by decreases in stock-based compensation and earn out payments related to our acquisitions.
Intangible Asset Amortization, Excluding Cost of Revenue
Intangible asset amortization, excluding cost of revenue, stayed approximately the same as compared to the previous year. It stayed the same because acquisitions that were completed in 2014, occurred late in the year and the amortization expense for those acquisitions was lower simply due to timing.
Loss from foreign currency transactions
The loss from foreign currency transactions decreased by $0.7 million for the year ended December 31, 2014 over the previous year. The increase is due primarily to fluctuations in the Indian Rupee, British Pound and Euro currencies.
Interest Income
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015		2014		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Interest income	$2,456	1%	$1,595	1%	$861	54%
Interest income increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to higher investment amounts.
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2014		2013		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Interest income	$1,595	1%	$1,015	1%	$580	57%
Interest income increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to higher interest rates, comparatively longer deposit periods, and the increased cash and cash equivalents balances from the secondary offering proceeds we held throughout the year ended December 31, 2014, as compared to the year ended December 31, 2013.
Provision for (Benefit from) Income Taxes
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015		2014		Period-to-period change
	Amount	Percentage of revenue	Amount	Percentage of revenue
					Amount	Percentage
	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,356	2%	$(864)	—%	$5,220	(604)%
Income tax expense for the year ended December 31, 2015 increased by $5.2 million compared to the year ended December 31, 2014. The increase primarily resulted from the recording of a valuation allowance of $7.8 million for 2015 as compared to the release of a $0.2 million valuation allowance in 2014. These increases are partially offset by the period over period increases in the loss from operations before income tax.
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
Quarterly Results of Operations
See “Unaudited Quarterly Results of Operations” included in note 15 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2015 and 2014.
Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO, we financed our operations primarily through cash generated from operating activities and in earlier periods from private placements of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to us after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to us after offering expenses. As of December 31, 2015, we had $118.7 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $26.8 million of short-term investments.
We believe our current cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, our spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and improved software solutions, and our planned investments, particularly in our product development efforts or acquisitions of complementary businesses and technologies.
Working Capital and Cash Flows

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$27,216	$28,375	$22,064
Investing activities	(60,084)	(55,644)	(13,679)
Financing activities	7,214	25,625	121,362
Our cash, cash equivalents and short-term investments at December 31, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of December 31, 2015, $9.3 million of our total cash and cash equivalents were held in deposit accounts outside the United States and may be subject to repatriation. All of our short-term investments were held in India. These balances are available for general corporate purposes and we presently do not intend to repatriate these funds.
Operating Activities
Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the years ended December 31, 2015, 2014 and 2013 is primarily attributable to net income (loss), which is driven by an increasing customer base and increased sales of our Event Cloud subscriptions and Hospitality Cloud marketing services. Cash provided by operations is also attributable to the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the first and fourth quarter.
Net cash provided by operating activities was $27.2 million for the year ended December 31, 2015, which was primarily driven by a large decrease in accounts receivable, partially offset by a smaller decrease in deferred revenue, for a net change of $7.6 million during the period, which is reflective of contractual execution and collection timing differences as compared to the prior year. Additionally, an increase in our accounts payable, accrued and other liabilities contributed $8.6 million during the period, reflecting the growth of our business. These positive cash inflows were partially offset by a $7.4 million increase in prepaids and other assets, which also grew largely due to the increased scale of our business. Net income, as adjusted for depreciation and amortization and stock-based compensation, contributed an additional $13.2 million to cash from operating activities.
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
Investing Activities
Our investing activities have consisted primarily of purchases of equipment and costs related to software developed for internal use, short-term investments, business acquisitions in 2014 and 2015, and contingent consideration payments related to acquisitions. We expect our capital expenditures and our investment activity to continue to increase as our business grows.
For the year ended December 31, 2015, net cash used in investing activities was $60.1 million. This amount was the result of $8.4 million in investments in property and equipment to accommodate the growth of our business and $17.8 million in capitalized software development. In addition, we also invested $30.2 million primarily into the acquisitions of SignUp4 and Alliance Tech. We also purchased $3.8 million, net, of short-term investments during the period.
For the year ended December 31, 2014, net cash used in investing activities was $55.7 million. This amount was the result of $18.8 million in investments in property and equipment to accommodate the growth of our business and the build out of our new Tysons Corner headquarters office and $13.7 million in capitalized software development. In addition, we also invested $11.7 million into acquisitions, including Decision Street and EMI, as well as contingent consideration payments of $2.3 million related to previous acquisitions. We also purchased $11.7 million, net, of short-term investments during the period.
Financing Activities
For the year ended December 31, 2015, net cash provided by financing activities was $7.2 million. This was generated by excess tax benefits from stock based compensation of $5.1 million and net proceeds received from the exercise of stock options of $2.1 million.

For the year ended December 31, 2014, net cash provided by financing activities was $25.6 million. In January 2014, we completed a follow-on public offering, which resulted in net proceeds of $24.8 million to the Company. Additionally, we received $0.8 million from the exercise of stock options.
Contractual Obligations
Set forth in the following table is information concerning our known contractual obligations as of December 31, 2015 that are fixed and determinable.

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations(1)	$42,750	$5,917	$10,741	$7,921	$18,171
Minimum purchase commitments(2)	7,375	900	6,475	—	—
Total	$50,125	$6,817	$17,216	$7,921	$18,171

(1)	We lease our office facilities in Virginia, Texas, California, Georgia, Oregon, India, Canada and the United Kingdom under operating leases that are scheduled to expire at various times through 2025.

(2)	This includes guaranteed payments related to our acquisitions.
In August 2014, we moved into a new office space for our corporate headquarters in Tysons Corner, Virginia. The operating lease is for a fixed 11-year term with options for two additional renewal terms of five years each.
Unbilled Contract Value
We have typically entered into annual and multiple-year subscription contracts for our software solutions and our marketing solutions. For multiple-year agreements, we typically invoice the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements, and are considered by us to be unbilled contract value. As of December 31, 2015 and 2014, our current deferred revenue was $77.5 million and $82.0 million, respectively, which amount does not include unbilled contract value for subscriptions and marketing solution contracts not yet billed of approximately $177.4 million and $110.1 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations.
Customer Retention
We believe that our ability to retain our customers and expand their use of our platform over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our recurring dollar retention rate. Our recurring dollar retention rate for our Event Cloud was greater than 100% for 2015 and 2014. Our recurring dollar retention rate for our Hospitality Cloud was greater than 105% for 2015 and 2014. We calculate our recurring dollar retention rate by dividing (a) Retained Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as recurring revenue by product from all customers in the prior period; and Retained Revenue as recurring revenue by product from the same group of customers in the current period, including any additional sales to those customers during the current period. We do not include non-renewable revenue such as overage fees for registrations and other miscellaneous services in this calculation. Such non-renewable revenue represented 4% of our total revenue in each of the years ended December 31, 2015 and 2014.
Acquisitions
We made two acquisitions during the year ended December 31, 2015, which were neither individually nor collectively significant to our financial position and result of operations as of and for the year ended December 31, 2015.

In November, 2015, the Company acquired substantially all of the assets of Alliance Tech, Inc. ("Alliance Tech") for approximately $11.3 million in total consideration, subject to customary purchase price adjustments. The cash purchase price includes $0.9 million in probability weighted contingent deferred payments, which are subject to earn-out provisions. The earnout provisions are based entirely on the successful achievement of multiple revenue retention and growth goals. The shareholders are also eligible for an additional $2.1 million in deferred payments, contingent upon the continued employment of three key employees over specified periods. Alliance Tech is a provider of onsite event and conference management solutions for corporate meeting planners, event and conference management agencies and event exhibitors and sponsors, whose products will augment the Company's current onsite event solutions product offerings. Any changes in assumptions related to the probability of achieving the performance conditions will be recorded in the Company’s statements of operations when identified. The acquisition was accounted for as a purchase business combination. Total consideration is comprised of cash paid at closing of $9.3 million, net of cash acquired of $0.1 million and $1.0 million of cash withheld to cover potential net working capital adjustments.

In May, 2015, the Company acquired 100% of the equity interests of SignUp4, LLC (“SignUp4”) for total consideration of $22.3 million, including cash acquired of $2.1 million. SignUp4 is an event management and marketing solutions company that has a valuable client portfolio, including multiple Fortune 1000 clients. The Company completed this acquisition for strategic and competitive advantage. The acquisition was accounted for as a purchase business combination.
We made two acquisitions during the year ended December 31, 2014, which were neither individually or collectively significant to our financial position and result of operations as of and for the year ended December 31, 2014.
In December 2014, we acquired 100% of the equity interests of Elite Meetings International, Inc. (“EMI”) for total consideration of $9.8 million. EMI is an event management and marketing solution company that offers two unique online marketplaces, allowing suppliers to directly connect and establish relationships with the hundreds of thousands of planners who use these types of tools to research destinations, find venues, and source group business. The purchase agreement provides for contingent payments, including deferred consideration, of $2.4 million, payable on December 18, 2017. Approximately $1.0 million of the contingent payments is contingent upon the continued employment of one key employee and is considered a compensatory arrangement and will be recognized as expense over the requisite service period, as earned. The remaining $1.5 million of the contingent payments is due to former shareholders of EMI, does not require the continued employment of the recipients and has been included in the purchase price as deferred consideration. This deferred consideration is subject to a performance condition and has been recorded at the probable amount expected to be paid. Any changes in assumptions related to the probability of achieving the performance condition will be recorded in the Company’s statements of operations when identified.
In September 2014, we acquired 100% of the equity interests of Decision Street, LLC (“Decision Street”) for $3.7 million in cash, net, at closing. Decision Street is a development stage company that is building RFP lead scoring and sales optimization technology. The agreement provides for a deferred consideration payment due November 30, 2015 of $0.2 million, which has been paid. In addition, the purchase agreement provides for additional contingent payments totaling $2.7 million, of which $0.9 million became payable on November 30, 2015 (and was paid), and $1.8 million will become payable on October 31, 2017. These additional payments are contingent upon the continued employment of two key employees and are considered compensatory arrangements that are being recognized as expense over the requisite service period, as earned.
We made no acquisitions during the year ended December 31, 2013.
Divestitures
In December 2015, we completed the sale of certain assets and liabilities comprising our business of consumer-oriented online and box office ticket sales, premium services and other marketing and promotional services directed towards performance venues and participation sports (the "Ticketing Business") to Vendini, Inc. ("Vendini") for $2.3 million, which is comprised of $0.3 million cash and a promissory note in the amount of $2.0 million. We recorded a loss on this sale of $5.2 million.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Revenue Recognition
We derive revenue from two primary sources: Event Cloud solutions and Hospitality Cloud solutions. These services are generally provided under annual and multi-year contracts that are generally only cancellable for cause and revenue is generally recognized on a straight-line basis over the term of the contract. We recognize revenue when all of the following conditions are met:
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
Event Cloud Revenue
Event & Conference Management
We generate the majority of our revenue through software-as-a-service (SaaS) subscriptions to the event and conference management platform, pricing for which is subject to the features and functionality selected by the customer. No features or functionality within the subscription-based services have stand-alone value from one another and, therefore, the entire subscription fee is recognized on a straight-line basis over the term of the subscription arrangement.
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
Onsite Event Solutions
Event specific onsite solutions include the rental of equipment and consultants needed to successfully manage and execute a complex event. When these services are sold on a stand-alone basis, revenue is recognized based on the contractual stated value after the delivery of the services has been fully completed. When these services are bundled with other subscription-based services, revenue is recognized ratably over the contract term.
Hospitality Cloud Revenue
Group Marketing Solutions Revenue
As discussed above under Item 1. Business, towards the end of 2014, we branded the Hospitality Cloud to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this, we primarily concentrated on servicing the hospitality sector with marketing solutions through our CSN, which provided substantially all of the revenue for this product line in 2014 and prior. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within the CSN, the Cvent Destination Guide, the Elite Meetings magazine or in various electronic newsletters. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.
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
We perform our annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. During the 2015 and 2014 qualitative assessments of goodwill, management concluded that it was more likely than not that the estimated fair value of the Company's reporting unit exceeded its carrying value and the estimated fair value of the Company’s reporting unit was in excess of its carrying value, resulting in no indication of impairment as of December 31, 2015 and 2014.
Capitalized Software Development Costs
Costs to develop software directly used in the delivery of revenue generating activities are capitalized and recorded as capitalized software development costs in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other Subtopic 40 Internal-Use Software on the balance sheet. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred.
Deferred Tax Assets and Liabilities
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is established. We apply the provisions of ASC Subtopic 740-10, Income Taxes—Overall ("ASC Topic 740"), which provides guidance related to the accounting for uncertain tax positions. In accordance with ASC 740, we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination.
Stock-Based Compensation
We account for our employee stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC Topic 718"). ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards, such cost is measured at the grant date fair value of the award. We estimate grant date fair value for stock options using the Black-Scholes option-pricing model. We estimate grant date fair value for restricted stock units based on the closing price of the underlying shares on grant date.
Determining the fair value of stock-based compensation awards under this model requires judgment, including estimating the value per share of our common stock prior to our initial public offering in August 2013, estimated volatility, risk free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represent our best estimates, based on management judgment. The estimate of the value per share of our common stock used in the option-pricing model prior to our IPO is based on the contemporaneous valuations performed with the assistance of an unrelated third-party valuation specialist and management’s analysis of market transactions in proximity to the valuation dates. The estimated dividend yield is zero since we have not issued dividends to date and do not anticipate issuing dividends. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term. Due to its limited trading history, we estimate volatility for option grants by evaluating the average historical volatility of a peer group of similar public companies. The expected term of our option plans represents the period that our stock-based awards are expected to be outstanding. For purposes of determining the expected term, we apply the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. Awards generally vest over a service period of four years, with a maximum contractual term of ten years.
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
Foreign Currency Risk
Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. To the extent that transactions by foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction losses are included in net (loss) income and were $2.4 million and $1.1 million in the years ended December 31, 2015 and 2014, respectively.
The majority of our Cvent Europe Ltd. revenues are earned in British Pounds and Euros. The revenue for Cvent Europe Ltd. was $9.6 million and $6.1 million for the years ended December 31, 2015 and 2014, respectively.
An increase or decrease of 10% in the applicable foreign exchange rates would not have a material impact on our financial position.
As of December 31, 2015, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our cash equivalents primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. Our short-term investments primarily consist of bank certificates of deposit, all of which are held in India. As of December 31, 2015, we had $118.7 million of cash and cash equivalents, excluding $0.4 million of restricted cash and $26.8 million of short-term investments. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio and our tendency to hold investments to maturity, we do not believe an immediate increase or decrease in interest rates of as much as 1% would have a material effect on the fair market value of our portfolio. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
We have audited the accompanying consolidated balance sheets of Cvent, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cvent, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, Virginia
February 29, 2016

CVENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$118,662	$144,544
Restricted cash	378	397
Short-term investments	26,799	23,039
Accounts receivable, net of reserve of $248 and $339, respectively	30,483	44,986
Prepaid expense and other current assets	17,175	13,107
Deferred tax assets	—	3,776
Total current assets	193,497	229,849
Property and equipment, net	24,416	22,535
Capitalized software development costs, net	24,039	17,967
Intangible assets, net	17,055	9,442
Goodwill	38,940	20,802
Other assets, non-current, net	3,653	313
Total assets	$301,600	$300,908
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,692	$5,057
Accrued expenses and other current liabilities	29,241	18,534
Deferred revenue	77,524	82,030
Total current liabilities	108,457	105,621
Deferred tax liabilities, non-current	2,347	7,086
Deferred rent, non-current	11,527	9,576
Other liabilities, non-current	4,988	4,791
Total liabilities	127,319	127,074
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2015 and 2014, respectively; and zero issued and outstanding at December 31 2015 and 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at December 31, 2015, 42,523,229 and 41,685,048 issued and 42,003,015 and 41,164,834 outstanding at December 31, 2015 and 2014, respectively	43	42
Treasury stock	(3,966)	(3,966)
Additional paid-in capital	218,493	199,169
Accumulated other comprehensive loss	(274)	(220)
Accumulated deficit	(40,015)	(21,191)
Total stockholders’ equity	174,281	173,834
Total liabilities and stockholders’ equity	$301,600	$300,908
See accompanying notes to the consolidated financial statements

CVENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	Year ended December 31,
	2015	2014	2013
Revenue	$187,716	$142,245	$111,136
Cost of revenue(1)	59,743	42,066	31,918
Gross profit	127,973	100,179	79,218
Operating expenses:
Sales and marketing(1)	77,931	61,764	48,405
Research and development(1)	22,006	14,049	11,190
General and administrative(1)	34,699	23,070	19,422
Intangible asset amortization, excluding cost of revenue	2,230	418	344
Loss on asset disposition	5,157	—	—
Loss from foreign currency transactions	2,448	1,109	1,796
Total operating expenses	144,471	100,410	81,157
Loss from operations	(16,498)	(231)	(1,939)
Interest income	2,456	1,595	1,015
Other expense	(426)	(434)	—
(Loss) income from operations before income taxes	(14,468)	930	(924)
Provision for (benefit from) income taxes	4,356	(864)	2,315
Net (loss) income	$(18,824)	$1,794	$(3,239)
Net (loss) income per common share:
Basic	$(0.45)	$0.04	$(0.13)
Diluted	$(0.45)	$0.04	$(0.13)
Weighted average common shares outstanding—basic	41,627,963	40,970,083	25,289,788
Weighted average common shares outstanding—diluted	41,627,963	43,172,673	25,289,788
Other comprehensive loss:
Foreign currency translation loss	$(54)	$(220)	$—
Comprehensive (loss) income	$(18,878)	$1,574	$(3,239)
(1)Stock-based compensation expense included in the above:

Cost of revenue	$1,934	$820	$1,046
Sales and marketing	4,250	1,571	2,306
Research and development	3,410	1,002	609
General and administrative	2,173	978	772
Total	$11,767	$4,371	$4,733
See accompanying notes to the consolidated financial statements

CVENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except share data)

	Series A convertible preferred stock		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	17,418,807	$17	15,901,183	$16	(520,214)	$(3,966)	$42,409	$(19,746)	—	$18,730
Vesting of early exercised shares	—	—	255,572	—	—	—	452	—	—	452
Repurchase of warrants	—	—	—	—	—	—	(1,275)	—	—	(1,275)
Preferred stock converted to common stock	(17,418,807)	(17)	17,418,807	17	—	—	—	—	—	—
Proceeds from IPO, net of issuance costs	—	—	6,440,000	6	—	—	122,125	—	—	122,131
Exercise of stock options and warrants	—	—	394,229	1	—	—	505	—	—	506
Stock-based compensation expense	—	—	—	—	—	—	4,733	—	—	4,733
Net loss	—	—	—	—	—	—	—	(3,239)	—	(3,239)
Balance at December 31, 2013	—	—	40,409,791	$40	(520,214)	$(3,966)	$168,949	$(22,985)	$—	$142,038
Vesting of early exercised shares	—	—	129,494	—	—	—	226	—	—	226
Proceeds from follow on public offering, net of issuance costs	—	—	747,500	1	—	—	24,845	—	—	24,846
Exercise of stock options and vesting of RSUs	—	—	398,263	1	—	—	778	—	—	779
Stock-based compensation expense	—	—	—	—	—	—	4,371	—	—	4,371
Net income	—	—	—	—	—	—	—	1,794	—	1,794
Foreign currency translation loss	—	—	—	—	—	—	—	—	(220)	(220)
Balance at December 31, 2014	—	$—	41,685,048	$42	(520,214)	$(3,966)	$199,169	$(21,191)	$(220)	$173,834
Vesting of early exercised shares	—	—	188,875	—	—	—	340	—	—	340
Exercise of stock options and vesting of RSUs	—	—	649,306	1	—	—	2,110	—	—	2,111
Stock-based compensation expense	—	—	—	—	—	—	11,767	—	—	11,767
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	5,107	—	—	5,107
Net loss	—	—	—	—	—	—	—	(18,824)	—	(18,824)
Foreign currency translation loss	—	—	—	—	—	—	—	—	(54)	(54)
Balance at December 31, 2015	—	—	42,523,229	43	(520,214)	$(3,966)	$218,493	$(40,015)	$(274)	$174,281

CVENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(18,824)	$1,794	$(3,239)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,221	10,590	7,769
Bad debt expense, net	1,072	317	392
Foreign currency transaction loss	55	8	190
Stock-based compensation expense	11,767	4,371	4,733
Change in deferred taxes	(1,364)	1,097	788
Loss on asset disposition	5,411	487	—
Change in operating assets and liabilities:
Accounts receivable, net	13,308	(11,005)	(4,945)
Prepaid expenses and other assets	(7,371)	(5,184)	(4,766)
Accounts payable, accrued expenses and other liabilities	8,646	8,623	7,493
Deferred revenue	(5,705)	17,277	13,649
Net cash provided by operating activities	27,216	28,375	22,064
Investing activities:
Purchase of property and equipment	(8,406)	(18,838)	(4,197)
Capitalized software development costs	(17,760)	(13,720)	(7,144)
Purchase of short-term investments, net	(3,760)	(11,680)	(2,039)
Acquisitions, net of cash acquired	(30,177)	(11,673)	(90)
Restricted cash	19	267	(209)
Net cash used in investing activities	(60,084)	(55,644)	(13,679)
Financing activities:
Repurchase of common stock and warrants	—	—	(1,275)
Proceeds from initial public offering, net of transaction costs	—	—	122,131
Proceeds from follow-on public offering, net of transaction costs	—	24,846	—
Excess tax benefits from stock-based compensation	5,107	—	—
Proceeds from exercise of stock options and warrants	2,107	779	506
Net cash provided by financing activities	7,214	25,625	121,362
Effect of exchange rate changes on cash and cash equivalents	(228)	(219)	(190)
(Decrease) increase in cash and cash equivalents	(25,882)	(1,863)	129,557
Cash and cash equivalents, beginning of year	144,544	146,407	16,850
Cash and cash equivalents, end of year	$118,662	$144,544	146,407
Supplemental cash flow information:
Income taxes paid	$319	$1,662	$3,339
Supplemental disclosure of non-cash investing and financing activities:
Outstanding payments for purchase of property and equipment at period end	$706	$973	$618
Change in goodwill due to finalization of purchase accounting	$121	$462	$198
See accompanying notes to the consolidated financial statements

CVENT, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
December 31, 2015 and 2014
1. Description of Business
Cvent, Inc. (the “Company”) provides a cloud-based enterprise event management platform with solutions for both sides of the events and meetings value ecosystem: (i) event and meeting planners, through its Event Cloud and (ii) hoteliers and venues, through its Hospitality Cloud. The Company’s integrated, Event Cloud solution addresses the entire event life cycle by allowing event and meeting planners to automate and streamline the process. The Company’s Hospitality Cloud provides hotels and venues with a full solution suite to create, manage and measure demand for their group meetings. The combination of these cloud-based solutions creates an integrated platform that allows the Company to generate revenue from both sides of the events and meetings ecosystem.
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
Included in cash and cash equivalents are funds representing amounts reserved for the face value of registration fees or tickets sold on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $1.8 million and $3.4 million included within cash and cash equivalents as of December 31, 2015 and 2014, respectively.
(e) Restricted Cash
Restricted cash includes amounts required to be held for regulatory purposes in India. The Company held $0.4 million of restricted cash in certificates of deposit as of December 31, 2015 and 2014.

(f) Short-term Investments
The Company’s short-term investments consist of highly liquid financial instruments with original maturities greater than 90 days but less than one year. These short-term investments are comprised of certificates-of-deposit.
(h) Accounts Receivable
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
Bad debt expense during the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $0.3 million and $0.4 million, respectively. The allowance for bad debt is consistent with actual historical write-offs; however, higher than expected bad debts may result in the future if write-offs are greater than the Company’s estimates. The Company does not have any off-balance-sheet credit exposure related to its customers.
No single customer accounted for more than 10% of the total accounts receivable as of December 31, 2015, 2014 and 2013, and no single customer accounted for more than 10% of revenue during the years ended December 31, 2015, 2014 and 2013.
(i) Revenue Recognition
The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing solutions. These services are generally provided under annual and multi-year contracts that are generally only cancellable for cause. Revenue is generally recognized on a straight-line basis over the term of the contract. The Company recognizes revenue when all of the following conditions are met:
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
The Company applies the provisions of FASB ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 8-1, Revenue Arrangements with Multiple Deliverables) with respect to its multiple-element arrangements entered into or significantly modified on or after January 1, 2011.
Event Cloud Revenue
Event Management
The Company generates the majority of its revenue through software-as-a-service (SaaS) subscriptions to the event and conference management platform, pricing for which is subject to the features and functionality selected by the customer. No features or functionality within the subscription-based services have stand-alone value from one another and, therefore, the entire subscription fee is recognized on a straight-line basis over the term of the subscription arrangement.
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
Onsite Event Solutions
Event specific onsite solutions include the rental of equipment and consultants needed to successfully manage and execute a complex event. When these services are sold on a stand-alone basis revenue is recognized based on the contractual stated value after the delivery of the services has been fully completed. When these services are bundled with other subscription-based services, revenue is recognized ratably over the contract term.
Hospitality Cloud Revenue
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

(j) Business Combinations
The Company is required to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values.
Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, specifically with respect to long-lived and intangible assets.
Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-competition agreements; the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in the Company's product portfolio; as well as expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. The Company’s estimates of fair value are based upon assumptions the Company believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
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
Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Costs related to acquisitions are expensed as incurred.
(k) Deferred Revenue
Deferred revenue consists of contractual billings made or payments received in advance of revenue recognition from Event Cloud services or Hospitality Cloud solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments.
(l) Cost of Revenue
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
(m) Property and Equipment
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
(n) Capitalized Software Development Costs
Costs to develop software directly used in the delivery of revenue generating activities are capitalized and recorded as capitalized software development costs in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other Subtopic 40 Internal-Use Software on the balance sheet. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred.

(o) Impairment of Long-Lived Assets
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
In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. There were no material impairments of long-lived assets during the years ended December 31, 2015, 2014 and 2013.
(p) Goodwill
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
The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. During the 2015 and 2014 qualitative assessments of goodwill, management concluded that it was more likely than not that the estimated fair value of the Company's reporting unit exceeded its carrying value and the estimated fair value of the Company’s reporting unit was in excess of its carrying value, resulting in no indication of impairment as of December 31, 2015 and 2014.
(q) Research and Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. A portion of overhead, such as rent, information technology costs, and depreciation is allocated to research and development based on headcount.
(r) Sales Commissions
Sales commissions are the costs directly associated with obtaining Event Cloud and Hospitality Cloud contracts with customers and consist of commissions paid to the Company’s direct sales force and other marketing partners, based on bookings. Sales commissions are expensed when incurred as a component of sales and marketing expense and are generally paid one month in arrears. Commissions incurred, but not paid, are included in accrued expenses in the accompanying consolidated balance sheets. Sales commissions paid are subject to a claw back provision in the event a customer contract is cancelled in proportion to the remaining contract period at the date of cancellation and are recorded net of estimated claw backs in sales and marketing expense. Amounts charged back have not been material to the Company’s results of operations.

(s) Deferred Tax Assets and Liabilities
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
(t) Stock-Based Compensation
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
(u) Comprehensive (Loss) Income
Comprehensive (loss) income includes foreign currency translation losses of $0.1 million and $0.2 million for the years ended December 31, 2015 and 2014. There was no comprehensive income (loss) for the year ended December 31, 2013.
(v) Foreign Currency
The Company’s foreign subsidiary in India designates the U.S. dollar as the functional currency. For the subsidiary, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Foreign currency gains and losses associated with remeasurement are included in operating (loss) income in the consolidated statements of operations.
Foreign currency losses associated with transactions and remeasurement were $2.4 million, $1.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(x) Non-Monetary Transactions
The Company occasionally participates in non-monetary transactions with its customers in exchange for marketing and other services. In accordance with FASB ASC Topic 845 - Nonmonetary transactions, non-monetary transactions with commercial substance are recorded at the estimated fair value of the services received from or provided to the counterparty, whichever is more clearly evident. In certain periods there are timing differences between the revenue and the related expense, due to the timing of delivery and receipt of services. Non-monetary transaction revenue totaled $4.8 million, $1.7 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Non-monetary transaction expense totaled $5.0 million, $1.7 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(y) Fair Value Measurements
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
(z) New Accounting Pronouncements
In November 2015, the FASB issued an amendment to ASC Topic 740: Income Taxes. ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively or retrospectively to all periods presented.
We adopted the provisions of ASU 2015-17 prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations, and cash flows.
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

3. Net (Loss) Income Per Share
The Company calculates basic net (loss) income per share of common stock by dividing net (loss) income attributable to the common stockholders for the period by the weighted-average number of shares of common stock and participating convertible preferred stock outstanding during the period. The Company calculates diluted net income per share by dividing net income (loss) attributable to the Company for the period by the weighted-average number of shares of common stock and convertible preferred stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, using the treasury stock method. Prior to the Company’s IPO in August 2013, the Series A Convertible Preferred Stock participated in earnings, but was not obligated to participate in losses. Accordingly, the net income attributable to common and preferred stockholders would have been divided proportionately by the number of shares outstanding of each and there would have been no difference in the determination of basic and diluted net income per share calculated separately for common and preferred stock. Included in the diluted weighted average shares outstanding is the effect of non-vested, early option exercises of 188,875 shares that vested in February 2015, which were the last remaining non-vested shares of the 573,941 shares that were early-exercised on June 13, 2012. These shares, until they vested, were removed from the basic earnings per share calculation as the shares could have been repurchased by the Company prior to the vesting date if the employment of the early exercised option shareholders would have been terminated.

The computation of basic and diluted net (loss) income per share is as follows:

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(18,824)	$1,794	$(3,239)
Weighted average number of shares outstanding:
Weighted average common shares outstanding	41,627,963	40,970,083	25,289,788
Effect of share-based equity awards	—	2,202,590	—
Weighted average shares outstanding for diluted earnings per share	41,627,963	43,172,673	25,289,788
Net (loss) income per common share:
Basic	$(0.45)	$0.04	$(0.13)
Diluted	$(0.45)	$0.04	$(0.13)
The weighted average number of shares outstanding used in the computation of diluted loss per share for the year ended December 31, 2015 does not include the effect of 1,793,892 stock options and restricted stock units as the effects of these potentially outstanding shares would have been anti-dilutive. The weighted average number of shares outstanding used in the computation of basic and diluted loss per share for the year ended December 31, 2013 does not include the effect of 10,499,007 shares of convertible preferred stock, as these shares are not obligated to participate in losses. Additionally, the weighted average number of shares outstanding used in the computation of diluted loss per share for the year ended December 31, 2013 does not include the effect of 2,050,265 stock options, warrants, and restricted stock units as the effects of these potentially outstanding shares would have been anti-dilutive.
4. Business Combinations
Acquisitions
The Company made no acquisitions during the year ended December 31, 2013. The Company made the following acquisitions during 2015 and 2014:
Alliance Tech
On November 2, 2015, the Company acquired substantially all of the assets of Alliance Tech, Inc. ("Alliance Tech") for approximately $11.3 million in total consideration, subject to customary purchase price adjustments. The cash purchase price includes $0.9 million in probability weighted contingent deferred payments, which are recorded at the probable payment amount because they are subject to earnout provisions. The earnout provisions are based entirely on the successful achievement of multiple revenue retention and growth goals. Any changes in assumptions related to the probability of achieving the performance goals will be recorded in the Company's statements of operations when identified. The shareholders are also eligible for an additional $2.1 million in deferred payments, contingent upon the continued employment of three key employees over specified periods. Alliance Tech is a provider of onsite event and conference management solutions for corporate meeting planners, event and conference management agencies and event exhibitors and sponsors, whose products will augment the Company's current product offerings. The acquisition was accounted for as a business combination.

Total consideration is comprised of cash paid at closing of $9.3 million, net of cash acquired of $0.1 million and $1.0 million of cash withheld to cover potential net working capital adjustments. The table below represents the preliminary allocation of the purchase price for the acquired net assets of Alliance Tech based on their estimated fair values as of November 2, 2015.

The allocation of the purchase price was based upon preliminary estimates of fair value of the corresponding assets and liabilities as follows (in thousands):

Tangible liabilities assumed, net	$(1,122)
Trademarks	40
Developed technology	1,300
Customer relationships	2,400
Goodwill	6,637
Total cash consideration	$9,255

Customer relationships represent the fair value of the underlying relationships and agreements with Alliance Tech customers. Developed technology represents the estimated fair value of Alliance Tech's developed software platform. Trademarks represent the estimated fair value of Alliance Tech’s existing trademarks. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $6.6 million was recorded as goodwill. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating Alliance Tech’s business into the Company’s technology. The goodwill balance is deductible for U.S. income tax purposes.

Acquisition-related costs, including transaction costs such as legal and accounting fees, were expensed as incurred. The Company incurred $0.2 million of transaction costs for the year ended December 31, 2015, which have been included in general and administrative expenses in the consolidated statement of operations. Revenue in the period post-acquisition was not material for the year ended December 31, 2015.
SignUp4

On May 8, 2015, the Company acquired 100% of the equity interests of SignUp4, LLC (“SignUp4”) for total consideration of $22.3 million, including cash acquired of $2.1 million. SignUp4 is an event management and marketing solutions company that has a valuable client portfolio, including multiple Fortune 1000 clients. The Company completed this acquisition for strategic and competitive advantage. The acquisition was accounted for as a purchase business combination. The table below represents the preliminary allocation of the purchase price for the acquired net assets of SignUp4 based on their estimated fair values as of May 8, 2015. The allocation of the purchase price was based upon preliminary estimates of fair value of the corresponding assets and liabilities as follows (in thousands):

Tangible liabilities assumed, net	$(416)
Trademarks	164
Developed technology	870
Customer relationships	7,040
Goodwill	12,591
Total cash consideration	$20,249

Customer relationships represent the fair value of the underlying relationships and agreements with SignUp4 customers. Developed technology represents the estimated fair value of SignUp4’s developed software platform. Trademarks represents the estimated fair value of SignUp4’s existing trademarks. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $12.6 million was recorded as goodwill. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating SignUp4’s business into the Company’s technology. The goodwill balance is deductible for U.S. income tax purposes.

Acquisition-related costs, including transaction costs such as legal and accounting fees, were expensed as incurred. The Company incurred $0.2 million of transaction costs for the year ended December 31, 2015, which have been included in general and administrative expenses in the consolidated statement of operations. Revenue in the period post-acquisition was not material for the year ended December 31, 2015.

EMI
On December 16, 2014, the Company acquired 100% of the equity interests of Elite Meetings International, Inc. (“EMI”) for total consideration of $9.8 million, net of cash acquired. EMI is an event management and marketing solution company that offers two unique online marketplaces, allowing suppliers to directly connect and establish relationships with the hundreds of thousands of planners who use these tools to research destinations, find venues, and source group business. The acquisition was accounted for as a purchase business combination.
Total consideration is comprised of cash paid at closing of $7.4 million, net of cash acquired of $0.7 million, $1.5 million of deferred consideration due December 18, 2017, and $1.8 million of net liabilities assumed by the Company.
The purchase agreement provides for contingent payments, including deferred consideration, of $2.4 million, payable on December 18, 2017. Approximately $1.0 million of the contingent payments is contingent upon the continued employment of one key employee and is considered a compensatory arrangement and will be recognized as expense over the requisite service period, as earned. The remaining $1.5 million of the contingent payments is due to former shareholders of EMI, do not require the continued employment of the recipients and have been included in the purchase price as deferred consideration. This deferred consideration is subject to a performance condition and has been recorded at the probable amount expected to be paid. Any changes in assumptions related to the probability of achieving the performance condition will be recorded in the Company’s statements of operations when identified.
The table below represents the allocation of the purchase price for the acquired net assets of EMI based on their estimated fair values as of December 16, 2014. The allocation of the purchase price was based upon estimates of fair value of the corresponding assets and liabilities as follows:

Tangible assets, net	$120
Customer relationships	4,320
Software	640
Trademarks	415
Goodwill	6,314
Deferred tax liability	(1,964)
Total consideration	$9,845
Customer relationships represent the fair values of the underlying relationships and agreements with EMI customers. Software represents the estimated fair value of EMI’s developed software. Trademarks represents the estimated fair value of EMI’s existing trademarks. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $6.3 million was recorded as goodwill. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating Decision Street’s lead scoring technology into the Company’s technology. The goodwill balance is deductible for U.S. income tax purposes.
Acquisition-related costs, including transaction costs such as legal and accounting fees, were expensed as incurred. The Company incurred $0.1 million of transaction costs for the year ended December 31, 2014, which have been included in general and administrative expenses in the consolidated statement of operations. The amount of revenue attributable to this acquisition was immaterial for the year ended December 31, 2014.
Decision Street
On September 15, 2014, the Company acquired 100% of the equity interests of Decision Street, LLC (“Decision Street”) for total consideration of $4.7 million, net of cash acquired. Decision Street is a development stage company that is building request for proposal ("RFP") lead scoring and sales optimization technology. The acquisition was accounted for as a purchase business combination.
Total consideration is comprised of cash paid at closing of $3.7 million, net of cash acquired of $0.4 million, $0.2 million of deferred consideration paid November 30, 2015, and $0.8 million of liabilities assumed by the Company. In addition, the purchase agreement provides for additional contingent payments totaling $2.7 million, of which $0.9 million was paid on November 30, 2015, and $1.8 million will become payable on October 31, 2017. These additional payments are contingent upon the continued employment of two key employees and are considered compensatory arrangements that are being recognized as expense over the requisite service period, as earned.

The table below represents the allocation of the purchase price for the acquired net assets of Decision Street based on their estimated fair values as of September 15, 2014. The allocation of the purchase price was based upon estimates of fair value of the corresponding assets and liabilities as follows:

Tangible assets, net	$689
In-process research and development	1,442
Customer relationships	200
Goodwill	2,368
Total consideration	$4,699
In-process research and development represented the estimated fair value of Decision Street’s development stage software at the date of acquisition. The in-process research and development was successfully tested and amortization was begun after the acquisition date. Customer relationships represent the fair values of the underlying relationships and agreements with Decision Street customers on existing contracts, expiring in January 2015. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $2.4 million was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expected expanded market opportunities when Decision Street’s lead scoring technology is completed and integrated into the Company’s technology. The goodwill balance is deductible for U.S. income tax purposes.
Acquisition-related costs, including transaction costs such as legal and accounting fees, were expensed as incurred. The Company incurred $0.1 million of transaction costs for the year ended December 31, 2014, which have been included in general and administrative expenses in the consolidated statement of operations.
Divestitures
On December 3, 2015, the Company sold its Ticketing business to Vendini, Inc. (the "Buyer"). The Buyer paid $2.3 million in total consideration for certain assets and the assumption of certain liabilities. The purchased assets and assumed liabilities comprise the Company's consumer-oriented online and box office ticket sales, premium services and other marketing and promotional services directed towards performance venues and participation sports. The $2.3 million in consideration is comprised of a $2.0 million,3 year promissory note that bears a market rate of interest and $0.3 million in cash consideration. The receivable balance related to the promissory note is included in the Consolidated Balance Sheet line item labeled "Other assets, non-current, net".
As a result of the disposition, during the year ended December 31, 2015, the Company record a loss on the disposition of $5.2 million, calculated as follows:

Carrying value of net assets disposed	$7,439
Promissory note received for disposition	(2,032)
Cash received for disposition	(250)
Loss on asset disposition	$5,157

5. Property and Equipment and Capitalized Software Development Costs
Property and equipment and capitalized software development costs are summarized as follows:

	December 31,
	2015	2014
Computer equipment, purchased and internally developed software	$16,455	$10,979
Leasehold improvements	14,340	14,807
Furniture and equipment	8,028	6,734
Work in progress	1,027	490
Rentable onsite solutions equipment	721	—
Automobile	67	67
	40,638	33,077
Less accumulated depreciation	(16,222)	(10,542)
Total property and equipment, net	$24,416	$22,535

Capitalized software development costs	$45,278	$31,854
Less accumulated amortization	(21,239)	(13,887)
Total capitalized software development costs	$24,039	$17,967
Depreciation expense on property and equipment was $7.4 million, $4.7 million and $3.7 million during the years ended December 31, 2015 and 2014 and 2013, respectively. Amortization expense on capitalized software development costs was $9.4 million, $5.0 million and $3.3 million during the years ended December 31, 2015 and 2014 and 2013, respectively.
6. Goodwill and Intangible Assets
The following table presents the change in carrying amount of goodwill due to the finalization of purchase accounting:

Goodwill as of December 31, 2013	$12,703
Addition from EMI acquisition (note 4)	6,193
Addition from Decision Street acquisition (note 4)	2,368
Other adjustments to previous acquisitions	(462)
Goodwill as of December 31, 2014	$20,802
Addition from SignUp4 acquisition (note 4)	12,591
Addition from Alliance Tech acquisition (note 4)	6,637
Disposals from divestitures (note 4)	(1,211)
Other adjustments to previous acquisitions	121
Goodwill as of December 31, 2015	$38,940
Intangible assets were acquired through acquisitions completed during the years ended December 31, 2015 and 2014. Intangible assets are amortized on a straight line basis over their estimated useful lives between four and six years. The following table summarizes intangible assets as of December 31, 2015 and 2014:

	Net carrying amount December 31, 2014	Additions	Amortization	Disposals	Net carrying amount December 31, 2015	Weighted average life as of December 31, 2015
Customer relationships	$5,544	$9,440	$2,037	$562	$12,385	6 years
Software technology and in-process research and development	3,349	2,170	1,194	181	4,144	5 years
Trademarks/Tradenames	549	204	193	34	$526	4 years
Total intangible assets	$9,442	$11,814	$3,424	$777	$17,055

	Net carrying amount December 31, 2013	Additions	Amortization	Disposals	Net carrying amount December 31, 2014	Weighted average life as of December 31, 2014
Customer relationships	$1,358	$4,520	$334	$—	$5,544	6 years
Software technology and in-process research and development	1,575	2,250	476	—	3,349	5 years
Trademarks/Tradenames	190	415	56	—	$549	5 years
Total intangible assets	$3,123	$7,185	$866	$—	$9,442

The total amount of amortization expense relating to acquired intangibles was $3.4 million and $0.9 million during the years ended December 31, 2015 and 2014, respectively. The intangible balance remaining as of December 31, 2015 will be amortized in future periods as follows:

2016	$4,220
2017	3,962
2018	3,181
2019	2,805
2020	2,238
2021	649
Total	$17,055
7. Income Taxes
Loss before income taxes is compromised of the following:

	Years ended December 31,
	2015	2014	2013
Pretax (loss) income:
U.S.	$(21,923)	$(3,664)	$(1,119)
Foreign	7,455	4,594	195
Total	$(14,468)	$930	$(924)
The provision for (benefit from) income taxes for 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$3,960	$(2,507)	$367
State	140	(411)	272
Foreign	1,856	957	888
Total current tax expense (benefit)	$5,956	$(1,961)	$1,527
Deferred:
Federal	$(1,276)	$873	$1,081
State	(201)	7	196
Foreign	(123)	217	(489)
Total deferred tax expense (benefit)	(1,600)	1,097	788
Total provision for (benefit from) income taxes	$4,356	$(864)	$2,315

A reconciliation between the Company’s statutory tax rate and the effective tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
U.S. federal statutory rate	34%	34%	34%
Increase (reduction) resulting from:
U.S. state income taxes, net of federal benefits	7.7	(27.5)	(26.3)
Stock compensation adjustment	(13.8)	(103.5)	(144.8)
Non-deductible/non-taxable items	(4.0)	111.4	(22.8)
Uncertain tax positions	(1.3)	44.7	(66.0)
Acquisition related expenses	—	—	(56.7)
Benefit of credits	4.7	(100.9)	97.3
Provision to return differences	(1.8)	(5.9)	(34.3)
Foreign tax rate differential	3.1	(16.1)	(11.2)
Change in valuation allowance	(54.2)	(20.9)	(23.4)
Foreign tax expense	(2.2)	7.5	(4.9)
Other	(2.3)	(15.7)	8.5
	(30.1)%	(92.9)%	(250.6)%
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$96	$176	$279
Reserves	1,067	806	1,110
Deferred rent	4,967	4,242	427
Accrued expenses and other	3,846	2,012	1,583
Foreign tax credit carryforward	2,882	2,000	329
Stock compensation	4,735	862	88
Net operating loss carryforwards	811	1,057	945
Deferred revenue	244	202	—
Valuation allowance	(7,840)	—	(194)
Total deferred tax assets, net	$10,808	$11,357	$4,567
Deferred tax liabilities:
Basis difference in fixed assets	$(3,620)	$(4,531)	$(408)
Capitalized software development costs	(5,484)	(7,253)	(3,715)
Intangibles—acquisitions	(3,278)	(2,578)	(450)
Total deferred tax liabilities	(12,382)	(14,362)	(4,573)
Net deferred tax liability	$(1,574)	$(3,005)	$(6)
In assessing the Company’s ability to realize the future benefit associated with its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization is dependent on the generation of taxable income within the periods that those temporary differences become deductible. Due to losses the Company has generated in the U.S., the Company believes that it is more likely than not that U.S. deferred tax assets will not be realized as of December 31, 2015. Additionally, the Company believes that it is more likely than not that certain foreign tax credits will not be realized. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets in the amount of $7.8 million.
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
The percentage of the Company’s operations in India that is eligible for SEZ benefits is variable, and depends, among other factors, upon how much of our business can be conducted at the qualifying location and how much of that business can be considered to meet the restrictive conditions of the SEZ legislation. The benefit of the tax holiday under Indian Income Tax was $0.2 million for the year ended December 31, 2015. The Company’s SEZ operations in India were implemented in the fourth quarter of 2013.
As the SEZ legislation benefits phase-out, the Company’s Indian tax expense may materially increase and its after-tax profitability may be materially reduced, unless the Company can obtain comparable benefits under new legislation or otherwise reduce the Company’s tax liability.
Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable is reduced. As of December 31, 2015, the portion of net operating loss carryforwards related to stock options is approximately $0.2 million tax-effected. This amount will be credited to stockholders’ equity when it is realized on the tax return.
The Company had approximately $2.7 million, $2.3 million and $2.0 million of federal net operating loss carryforwards for federal income tax return purposes at December 31, 2015, 2014 and 2013, respectively. The tax effected amounts of this carryforward is $1.0 million, $0.8 million and $0.7 million at December 31, 2015, 2014 and 2013, respectively. Additionally the tax effected state net operating carryforwards are $0.1 million, $0.3 million and $0.1 million at the years ended December 31, 2015, 2014 and 2013. The net operating loss carryforwards will expire, if unused, in varying amounts beginning in 2021. The realization of the benefits of the net operating loss carryforwards is dependent on sufficient taxable income in future years. Among other things, the lack of future earnings, or a change in ownership of the Company, could adversely affect the Company’s ability to utilize the net operating loss carryforward to reduce future current tax expense.
The Company had an ownership change in 2011, as defined by Internal Revenue Code section 382, which triggered a limitation on the amount of net operating loss carryforward available to offset annual taxable income. The remaining net operating loss carryforward at December 31, 2015 and 2014 is subject to an annual limitation of approximately $0.2 million. Management has determined the Company will be able to utilize its net operating loss carryforwards subject to Section 382 limitations during the carryforward period.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $13.3 million of the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31,
	2015	2014	2013
Unrecognized tax benefits, opening balance	$1,581	$1,168	$614
Gross increases—tax positions in prior period	140	219	83
Gross decreases—tax positions in prior period	(244)	(60)	(72)
Gross increases—current-period tax positions	160	254	543
Unrecognized tax benefits, ending balance	$1,637	$1,581	$1,168
The Company’s tax reserves for uncertainties relate to federal, state and international tax positions. The Company does not believe it is reasonably possible that the composition of its unrecognized tax benefits would materially change in the next 12 months.
Included in the balance of unrecognized tax benefits as of December 31, 2015, 2014 and 2013, are $1.6 million, $1.3 million and $0.8 million respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2014 and 2013 are $0.3 million, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. There was no comparable amount as of December 31, 2015.
The Company’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties included in income tax expense for the year ended December 31, 2014 and 2013 was approximately $0.2 million and $0.1 million, respectively. There was no comparable amount for the year ended December 31, 2015.
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
The 2013 Plan allows for the following additional types of awards, none of which have been issued as of December 31, 2015: restricted stock, stock appreciation rights, performance units and performance shares.
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
As of December 31, 2015 and 2014, awards granted under the 2013 Plan consisted of only stock options and restricted stock units. There were no other grants of any other award types under the plan. As of December 31, 2015 and 2014, no awards have been granted to service providers under the 2013 Plan.
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
At December 31, 2015, there were 6,236,470 shares underlying all awards available for issuance under the 2013 Plan. On January 1, 2016, the shares underlying all awards available for issuance increased by 2,100,151 pursuant to the automatic share reserve increase provision under the 2013 Plan.
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

Stock-based Compensation Expense
The following table details the components of stock-based compensation expense recognized in earnings in each as follows:

	Years ended December 31,
	2015	2014	2013
Stock options	$6,977	$3,805	$2,552
Restricted stock units	4,790	566	58
Common stock warrants	—	—	299
Common stock call option	—	—	1,824
	$11,767	$4,371	$4,733
Stock Options
The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for 2015, 2014 and 2013 grants are provided in the table below. Because the Company’s shares were not publicly traded prior to August 9, 2013 and its shares were rarely traded privately, and due to the limited trading history since August 9, 2013, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.
The following is a summary of the assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Year ended December 31,
	2015	2014	2013
Dividend yield	0.00%	0.00%	0.00%
Volatility	44.07%	47.04%	53.94%
Expected term (years)	6.27	6.42	6.43
Risk-free interest rate	1.57%	1.81%	1.38%
Stock option activity during the periods indicated is as follows:

	Number of shares subject to option		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2013	3,631,272		$5.78	7.85	$111,150
Granted	1,255,088		28.96
Exercised	(522,202)		1.92
Forfeited	(197,574)		17.30
Expired	(370)		2.34
Balance at December 31, 2014	4,166,214		12.70	7.56	63,186
Granted	1,366,655		28.43
Exercised	(834,137)		2.94
Forfeited	(571,054)		21.98
Expired	(283)		5.95
Balance at December 31, 2015	4,127,395		18.60	7.57	67,323
Exercisable at December 31, 2015	1,192,276	—	$3.01	5.03	$38,034
The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014, was $12.65 and $13.93, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014, was $17.6 million and $15.4 million, respectively.

The Company recorded stock-based compensation expense related to options of $7.0 million; $3.8 million and $2.6 million as of December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015, there was $19.3 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.73 years.
On June 13, 2012, 573,941 of shares subject to option were exercised prior to vesting pursuant to an early exercise feature. The proceeds from the transaction are recorded as a liability within accrued and other current liabilities and other liabilities, non-current until vested. During the year ended December 31, 2015, the remaining 188,875 of these options vested and the $0.3 million liability related to the vested options was reclassified to stockholders' equity. There are no remaining unvested options related to this transaction as of December 31, 2015.
Restricted Stock Units
The Company issued restricted stock units (RSUs) to employees and a non-employee director.
RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2013	7,555	$34.27	1.18	$275
Granted	426,263	28.37
Vested	(5,555)	—
Forfeited	(6,000)	—
Balance at December 31, 2014	422,263	28.43	2.62	11,756
Granted	585,267	28.44
Vested	(4,044)	28.44
Forfeited	(100,610)	27.90
Balance at December 31, 2015	902,876	$28.49	1.77	$31,519
The related compensation expense for restricted stock units recognized during the year ended December 31, 2015, 2014 and 2013 was $4.8 million, $0.6 million and $0.1 million, respectively. At December 31, 2015, there was $15.9 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2013 Plan.
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
Follow-On Public Offering
On January 16, 2014, the Company completed a follow-on public offering of 6,072,000 shares of its common stock. The Company sold 747,500 shares of its common stock, and the selling shareholders sold 5,324,500 shares in the offering, including the underwriters’ over-allotment, at a price to the public of $35.50 per share. The offering closed on January 23, 2014, and the Company received net proceeds of $24.8 million after deducting the underwriters discount and offering expenses, which were included in additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2015.
Preferred Stock
Concurrent with the IPO, the Company amended and restated its certificate of incorporation (“Amended Articles”) to authorize 100,000,000 shares of $0.001 par value undesignated preferred stock, of which zero shares were issued and outstanding as of December 31, 2015 and 2014. Under the terms of the Amended Articles, the Company’s board is authorized to issue shares of preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend right, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock issued.
Common Stock
Pursuant to the Amended Articles and concurrent with the Company’s IPO, the Company authorized 1,000,000,000 shares of $0.001 par value common stock, of which 42,003,015 and 41,164,834 shares were outstanding as of December 31, 2015 and 2014, respectively. The holders of the common stock are entitled to dividends only when declared out of legally available funds by the Board of Directors and subject to any preferential rights of any outstanding preferred stock. Each share of common stock has one vote and there are no cumulative rights to holders of common stock. The holders of common stock have no preemptive or conversion rights and he rights, preferences and privileges of the holders of common stock are subject to the rights of the holders of any series of preferred shares which may be designated and issued in the future
Treasury Stock
The Company repurchased 520,214 shares of common stock in 2012 and earlier periods for a total of $4.0 million, of which 504,559 shares and $3.9 million related to the exercise of call options in connection with the termination of a former chief financial officer. The repurchased shares are held in treasury at cost.
Recapitalization and Series A Convertible Preferred Stock
In July 2011, all of the Company’s previously existing series of preferred stock were converted to common stock. The Company simultaneously issued and sold 17,418,807 shares of Series A Convertible Preferred Stock to new, unaffiliated investors at a price of $7.80 per share, generating proceeds of $135.0 million, net of transaction costs. Immediately thereafter, the Company repurchased 17,418,695 shares of common stock held by certain stockholders for an aggregate $135.5 million, net of $0.3 million related to a cashless exercise. The repurchased shares were retired by the Company’s board of directors upon repurchase.
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

10. Retirement Plans
a) U.S. 401(k) Plan
All employees are eligible to participate in the Company’s Profit Sharing 401(k) Plan (the “Plan”) according to certain minimum age and period of service restrictions. The Plan provides for discretionary Company contributions. No Company contributions were made during the years ended December 31, 2015, 2014 and 2013.
b) India Gratuity Plan
Under the India Payment of Gratuity Act of 1972, the Company maintains a gratuity defined-benefit plan for eligible employees of the Company’s India subsidiary. Upon termination of an employee for any reason, the Company must pay the equivalent of 15 days of the current salary to the employee for each year of service. The benefit begins to accrue after five years of service.
The funding liability under the plan is actuarially-determined, based on a rate of interest of 7.6% and 8.1% and a retirement age of 58 years, and was $1.0 million and $0.9 million as of December 31, 2015 and 2014, respectively. The liability is included in accrued and other current liabilities in the accompanying consolidated balance sheets. Expense under the plan was $0.2 million, $0.1 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The plan is currently unfunded.
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
Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows:

2016	$5,917
2017	5,694
2018	5,047
2019	4,175
2020	3,746
Thereafter	18,171
Total minimum lease payments	$42,750
Rent expense under the operating leases was $5.3 million, $4.5 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In August 2014, the Company moved into a new office space for its corporate headquarters in Tysons Corner, Virginia. The lease is for a fixed 11-year term with options for two additional renewal terms of five years each. The lease covers approximately 129,000 square feet of office space. Total rent for the lease of headquarters’ space is $37.2 million over the 11 year-term.

c) Acquisition Payouts
A summary of the changes in the recorded amount of accrued compensation and deferred consideration from acquisitions from December 31, 2013 to December 31, 2015 is as follows:

	Compensation	Deferred Consideration	Total
Liability as of December 31, 2013	$1,188	$599	$1,787
Payments	(2,256)	(166)	(2,422)
Additional accruals	2,306	1,642	3,948
Liability as of December 31, 2014	$1,238	$2,075	$3,313
Payments	(2,544)	(628)	(3,172)
Additional accruals	1,681	1,043	2,724
Liability as of December 31, 2015	$375	$2,490	$2,865
The accrued compensation and consideration related to acquisition payouts is recorded within accrued expenses and other current liabilities on the balance sheet.
12. Related-Party Transactions
The Company had no material related party transactions during the years ended December 31, 2015, 2014 and 2013.
13. Segment Information and Geographic Data
The Company is organized and operates as a single reportable segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.
Event Cloud and Hospitality Cloud revenue are principally derived from the United States. Revenue from sources outside the United States represented 16%, 16% and 15% of total revenue in 2015, 2014 and 2013, respectively. The composition of the Company's revenue between the United States and sources outside the United States is set forth below:

	Twelve Months Ended December 31,
	2015	2014	2013
United States	158,602	118,931	94,392
Non-United States	29,114	23,314	16,744
Total Revenue	187,716	142,245	111,136

Property and equipment in non-United States geographic locations represented 14%, 19% and 48% of total property and equipment, net as of December 31, 2015, 2014 and 2013, respectively, and are located primarily in India. The composition of the Company's property and equipment between the United States and locations outside the United States is set forth below:

	December 31,
	2015	2014	2013
United States	21,040	18,143	4,140
Non-United States	3,376	4,392	3,766
Total	24,416	22,535	7,906

14. Subsequent Events
The Company has evaluated subsequent events through February 29, 2016, the date the consolidated financial statements were available to be issued.
On January 26, 2016, CrowdTorch, LLC ("CrowdTorch"), entered into a Purchase, Assignment and Assumption Agreement (the "Purchase Agreement") by and between, CrowdTorch, a wholly owned subsidiary of Cvent, Inc. (the "Company"), and Avai Mobile, LLC, a Texas limited liability company (the "Buyer"), pursuant to which the Buyer purchased certain assets and assumed certain liabilities of CrowdTorch. The conveyed assets and liabilities comprise CrowdTorch's consumer event mobile apps business (the "Mobile Apps Business").
The purchase price is entirely comprised of a $0.5 million promissory note, which bears a market rate of interest and fully matures on March 31, 2018. For the year-ended December 31, 2015 the Company recorded a $0.3 million impairment charge related to the sale of this asset group.

15. Unaudited Quarterly Results of Operations

	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands, except per share data)
Revenue	$50,908	$48,379	$47,323	$41,106
Cost of revenue	16,084	14,725	14,332	14,602
Gross profit	34,824	33,654	32,991	26,504
Operating expenses:
Sales and marketing	19,287	17,841	23,063	17,740
Research and development	6,668	5,424	4,879	5,035
General and administrative	10,001	8,181	8,550	7,967
Intangible asset amortization, excluding cost of revenue	738	680	519	293
Loss on asset disposition	5,157	—	—	—
Loss (gain) from foreign currency transactions	148	1,467	1,019	(186)
Total operating expenses	41,999	33,593	38,030	30,849
(Loss) income from operations	(7,175)	61	(5,039)	(4,345)
Interest income	656	679	577	544
Other expense	—	—	—	(426)
(Loss) income from operations before income taxes	(6,519)	740	(4,462)	(4,227)
Provision for (benefit from) income taxes	5,059	(41)	1,213	(1,875)
Net (loss) income	$(11,578)	$781	$(5,675)	$(2,352)
Net (loss) income per share—basic	$(0.28)	$0.02	$(0.14)	$(0.06)
Net (loss) income per share—diluted	$(0.28)	$0.02	$(0.14)	$(0.06)

	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014

Revenue	$39,325	$37,386	$34,133	$31,401
Cost of revenue	12,869	11,122	8,953	9,122
Gross profit	26,456	26,264	25,180	22,279
Operating expenses:
Sales and marketing	17,549	14,571	15,977	13,667
Research and development	3,701	3,875	3,284	3,189
General and administrative	7,123	5,812	4,999	5,136
Intangible asset amortization, excluding cost of revenue	136	110	86	86
Loss on asset disposition	—	—	—	—
Loss (gain) from foreign currency transactions	984	610	(46)	(439)
Total operating expenses	29,493	24,978	24,300	21,639
(Loss) income from operations	(3,037)	1,286	880	640
Interest income	504	450	362	279
Other expense	—	(434)	—	—
(Loss) income from operations before income taxes	(2,533)	1,302	1,242	919
Provision for (benefit from) income taxes	(623)	231	250	(722)
Net (loss) income	$(1,910)	$1,071	$992	$1,641
Net (loss) income per share—basic	$(0.05)	$0.03	$0.02	$0.04
Net (loss) income per share—diluted	$(0.05)	$0.02	$0.02	$0.04
Schedule II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts	505	392	—	166	731
Year ended December 31, 2014:
Allowance for doubtful accounts	731	317	—	709	339
Year ended December 31, 2015:
Allowance for doubtful accounts	339	1,072	—	1,163	248

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, due to the material weakness in our internal control over financial reporting as discussed below. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include an unremediated material weakness in internal controls over financial reporting.
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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and identified material weaknesses in our internal control over financial reporting as of December 31, 2015 as defined in SEC Regulation S-X. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our system of internal control over financial reporting was not effective as of December 31, 2015.
As of December 31, 2015, the primary factors contributing to the material weakness were:

•
We had ineffective entity and process level controls impacting the preparation and review of our consolidated financial statements and ineffective process level controls related to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. Specifically, we identified significant deficiencies in internal controls related to inappropriately designed and ineffective controls over cut off procedures, preparation of the tax provision, and review of account reconciliations. In addition, we did not have controls in place to adequately test the completeness and accuracy of system-generated data used in the execution of our controls. We also determined we had ineffective controls related to the preparation and review of financial statements, all of which in the aggregate, constituted a material weakness in internal control over financial reporting as of December 31, 2015.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2015. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses and/or significant deficiencies, in addition to those discussed above, may have been identified. Our qualification as an emerging growth company may last for up to five years following our IPO on August 8, 2013 or expire as early as December 31, 2016.
(c) Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting
We have implemented measures toward remediating the underlying causes of the previously identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. For example, during the year we hired a new Chief Financial Officer, Director of SEC Reporting and M&A Accounting, and Director of Technical Accounting to assist us in our remediation efforts and in our efforts to improve our control environment. In addition, we hired a Director, Global Tax to assist us in our efforts to improve our development and implementation of formal, documented tax policies and procedures.
During the fiscal quarter ending December 31, 2015, we continued to make the following changes to our internal control over financial reporting:

•
We are developing and implementing entity level and process level controls with respect to the preparation and review of our consolidated financial statements. We are developing monitoring controls and management oversight of the financial reporting control environment. We are developing and implementing process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements and are in the process of performing necessary remediation activities as a result of our testing procedures.

While we have made significant progress with respect to cut off procedures, the preparation of the tax provision, review of account reconciliations, and with respect to the enhancement of controls related to the preparation and review of our financial statements, we will not consider the material weakness remediated until our internal control processes have been operational for a sufficient period of time and have been successfully tested. Accordingly, we have determined that we continue to have material weakness in our internal control over financial reporting as of December 31, 2015. We also cannot provide assurance that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2016.
We cannot assure you that we will be able to remediate our existing material weakness in a timely manner, if at all, or that in the future, additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate this material weakness are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the New York Stock Exchange, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have this existing material weakness or other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.
d) Changes in Internal Control over Financial Reporting
Other than as described under Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting" above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company.”
As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of the Company, with regard to their Cvent-related activities. Our code of business conduct and ethics is available on our website at http://investors.cvent.com/governance/governance-documents.aspx. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the New York Stock Exchange.

Item 11.	Executive Compensation
The information required by this Item is incorporated herein by reference to the section entitled “Compensation” in our 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in our 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the section entitled “Governance of the Company” in our 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the section entitled “Audit and Non-Audit Fees” in our 2016 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated herein by reference to the section entitled “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our 2016 Proxy Statement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the twenty-fifth day of February, 2016.

Cvent, Inc.

By:	/s/ Rajeev K. Aggarwal
Rajeev K. Aggarwal
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Rajeev K. Aggarwal and Cynthia A. Russo, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Rajeev K. Aggarwal	Chairman of the Board of Directors and Chief Executive Officer
Rajeev K. Aggarwal	(Principal Executive Officer)	February 29, 2016

/s/ Cynthia A. Russo	Executive Vice President and Chief Financial Officer
Cynthia A. Russo	(Principal Financial and Accounting Officer)	February 29, 2016

/s/ Sanju K. Bansal
Sanju K. Bansal	Director	February 29, 2016

/s/ Tony Florence
Tony Florence	Director	February 29, 2016

/s/ Jeffrey Lieberman
Jeffrey Lieberman	Director	February 29, 2016

/s/ Kevin T. Parker
Kevin T. Parker	Director	February 29, 2016

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
2.1	Stock Purchase Agreement, dated June 12, 2012, by and among Registrant, CrowdCompass, Inc. and stockholders of CrowdCompass, Inc.	S-1	333-189837	2.1	July 8, 2013
2.2	Membership Unit Purchase Agreement by and among Cvent Atlanta, LLC, the Members of SignUp4, LLC, the Founders of SignUp4, LLC, the Representative of the Members and Cvent, Inc., dated as of May 8, 2015.	8-K	001-36043	2.1	May 11, 2015
2.3	Asset Purchase Agreement, by and among CrowdTorch LLC, Cvent, Inc., and Vendini, Inc., dated as of December 3, 2015.	8-K	001-36043	2.1	December 7, 2015
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-189837	3.2	August 5, 2013
3.2	Amended and Restated Bylaws	S-1	333-189837	3.3	July 8, 2013
4.1	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant.	S-1	333-189837	4.1	July 8, 2013
10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.	S-1	333-189837	10.1	July 8, 2013
10.2+	1999 Stock Incentive Plan, as amended to date.	S-1	333-189837	10.4	July 8, 2013
10.3+	Form of Stock Option Agreement under 1999 Stock Incentive Plan.	S-1	333-189837	10.5	July 8, 2013
10.4+	2013 Equity Incentive Plan.	S-1/A	333-189837	10.6	July 29, 2013
10.5+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (for grants made before December 31, 2014).	S-1/A	333-189837	10.7	July 29, 2013
10.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan (for grants made before December 31, 2014).	S-1/A	333-189837	10.8	July 29, 2013
10.7+	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (for grants made before December 31, 2014).	S-1/A	333-189837	10.14	July 29, 2013
10.8+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (for grants made on or after December 31, 2014).	10-K	001-36043	10.8	March 16, 2015
10.9+	Form of Restricted Stock Unit Agreement for Employees under 2013 Equity Incentive Plan (for grants made on or after December 31, 2014).	10-K	001-36043	10.9	March 16, 2015
10.10+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Equity Incentive Plan (for grants made on or after December 31, 2014).	10-K	001-36043	10.10	March 16, 2015

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.11+	Offer Letter by and between the Registrant and Peter L. Childs, dated October 2, 2012.	S-1	333-189837	10.11	July 8, 2013
10.12+	Executive Transition Agreement, dated June 12, 2015, by and between Cvent, Inc. and Peter L. Childs.	8-K	001-36043	10.1	June 12, 2015
10.13+	Offer Letter, dated September 3, 2015, between Cynthia Russo and the Company.	8-K	001-36043	10.1	September 10, 2015
10.14+	Non-Employee Director Compensation Policy	S-1/A	333-189837	10.13	July 29, 2013
10.15	Office Lease, dated as of May 17, 2006, as amended, by and between the Registrant and Greensboro Park Property Owner LLC.	S-1/A	333-189837	10.2	August 5, 2013
10.16	Office Leases, dated as of January 13, 2010 and May 15, 2011, by and between Cvent India Private Limited and DLF Cyber City Developers Limited.	S-1	333-189837	10.3	July 8, 2013
10.17	Office Leases by and between Cvent India and DLF Assets Private Limited.	S-1/A	333-189837	10.15	August 5, 2013
10.18	Office Leases by and among Registrant and TMG Solutions Plaza 1, L.L.C., TMG Solutions Plaza 2, L.L.C., and TMG Solutions Plaza 3, L.L.C. dated October 23, 2013.	10-Q	001-36043	10.1	November 12, 2013
10.19	Service Agreement, dated as of August 23, 2010, by and between the Registrant and JPS Holdings, Inc.	S-1	333-189837	10.12	July 8, 2013
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10K)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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