Form 10-K/A
period 2015-12-31
CVENT INC
filed 2016-04-29
CIK 1122897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Cvent common shares held by non-affiliates as of June 30, 2015 was $539,777,953 based on the last reported sale price on the New York Stock Exchange on June 30, 2015. Common shares held by each officer and director and each person who owns 10% or more of Cvent’s common shares have been excluded in that such persons may be deemed to be affiliates of Cvent. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of April 25, 2016 was 42,192,737 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Cvent, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission, or SEC, on March 1, 2016 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2015, the end of the fiscal year covered by our Annual Report on Form 10-K.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we updated the following items on the cover page of this Amendment: (i) the representation regarding delinquent filers pursuant to Item 405 of Regulation S-K and (ii) the deletion of the reference to our proxy statement

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

CVENT, INC.

AMENDMENT NO. 1

TO

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Name and Age as of April 6, 2016	Position, Principal Occupation, Business Experience and Directorships
Reggie Aggarwal Age: 46	Reggie K. Aggarwal is the founder of the Company and has served as our President, Chief Executive Officer and the Chairman of the Board since our inception in 1999. Mr. Aggarwal received a bachelor of science degree from the University of Virginia, a juris doctor degree from Washington and Lee University and a master of laws degree from Georgetown University. The board of directors believes that Mr. Aggarwal’s knowledge of the Company as our founder allows him to make valuable contributions to the board of directors.

Sanjeev Bansal Age: 50	Sanjeev K. Bansal has served as a director of the Company since November 1999. Since November 2013, Mr. Bansal has served as the co-founder and chief executive officer of Hunch Analytics, which develops data analytics products and services for health care and educational institutions. Prior to founding Hunch Analytics, Mr. Bansal served in various executive leadership positions with MicroStrategy Incorporated, a business intelligence and analytics company, from 1990 to 2013. He held the titles of executive vice president from 1993 to 2013 and chief operating officer from 1994 to 2012, and he served as a member of MicroStrategy Incorporated’s board of directors from 1997 to 2013. Mr. Bansal served as the vice chairman of the MicroStrategy Incorporated board of directors from November 2000 to November 2013. Prior to joining MicroStrategy, Mr. Bansal was a consultant at Booz Allen Hamilton, a worldwide technical and management consulting firm, from 1987 to 1990. Mr. Bansal serves as a member of the board of directors of: The Advisory Board Company, a research services company listed on the Nasdaq Global Select Market; and CSRA, Inc., an NYSE-listed company that provides IT solutions and professional services to government customers. He received a bachelor of science degree in electrical engineering from the Massachusetts Institute of Technology and a master of science in computer science degree from the Johns Hopkins University. The board of directors believes that Mr. Bansal’s experience in working with entrepreneurial companies and his particular familiarity with technology companies allow him to make valuable contributions to the board of directors.

Tony Florence Age: 47	Tony Florence has served as a director of the Company since July 2011. Mr. Florence is a General Partner of the venture capital firm New Enterprise Associates, or NEA, which he joined in 2008. He co-leads NEA’s Venture Growth Equity investment practice as well as the firm’s Consumer Internet effort. Mr. Florence currently serves as a director of Care.com, the world’s largest online destination for finding and managing family care, and as a director of several private companies. Prior to joining NEA, Mr. Florence was a Managing Director at Morgan Stanley, where he was Head of Technology Banking in New York and a member of the North American Management Committee for investment banking. Mr. Florence received a bachelor of arts degree in economics and a master of business administration degree from Dartmouth College. The board of directors believes that Mr. Florence’s broad investment experience in the technology industry allows him to make valuable contributions to the board of directors.

Jeffrey Lieberman Age: 41	Jeffrey Lieberman has served as a member of our board of directors since July 2011. Mr. Lieberman is a Managing Director of the venture capital firm Insight Venture Management, LLC, or Insight, where he has been employed since June 1998. Prior to joining Insight, Mr. Lieberman was a management consultant at the New York office of McKinsey & Company, where he focused on strategic and operating issues in the financial services, technology and consumer products industries. Mr. Lieberman currently serves as a director of: Shutterstock, Inc., a stock photography, stock footage and stock music provider listed on the NYSE; Mimecast Limited, a NASDAQ-listed company providing cloud-based email management solutions; and several private companies. Mr. Lieberman holds a bachelor of applied science degree in systems engineering and a bachelor of arts degree in economics from the University of Pennsylvania. The board of directors believes that Mr. Lieberman’s broad investment experience in the technology industry allows him to make valuable contributions to the board of directors.

Name and Age as of April 6, 2016	Position, Principal Occupation, Business Experience and Directorships

Kevin Parker Age: 56	Kevin T. Parker has been a director since July 2013. Since June 2013, Mr. Parker has served as co-founder and senior operating principal of Bridge Growth Partners, LLC. Bridge Growth Partners, LLC is a structured growth-oriented private equity firm that focuses on investments in the technology and financial services sectors. Mr. Parker served as President and Chief Executive Officer of Deltek, Inc., a provider of enterprise software applications, from June 2005 to December 2012 and as Chairman of the board of directors of Deltek from April 2006 to December 2012. As Deltek’s Chief Executive Officer, Mr. Parker was named Ernst & Young Entrepreneur of the Year 2012 in the software services category in Greater Washington, D.C. Prior to joining Deltek, Mr. Parker served as Co-President of PeopleSoft, Inc., an enterprise application software company, from October 2004 to December 2004, as Executive Vice President of Finance and Administration and Chief Financial Officer of PeopleSoft from January 2002 to October 2004, and as Senior Vice President and Chief Financial Officer of PeopleSoft from October 2000 to December 2001. Prior to joining PeopleSoft, Mr. Parker served as Senior Vice President and Chief Financial Officer from 1999 to 2000 at Aspect Communications Corporation, a customer relationship management software company. Mr. Parker served on the board of directors of Polycom, Inc., a publicly-traded provider of unified communications and collaboration solutions for voice and video collaboration, from January 2005 to February 2016. Mr. Parker holds a bachelor of science degree in accounting from Clarkson University and sits on its board of trustees. The board of directors believes that Mr. Parker’s experience as an audit committee financial expert and a recognized technology industry leader with significant senior management and operational experience allows him to make valuable contributions to the board of directors.

Pursuant to a Voting Agreement dated July 15, 2011, among us and certain holders of our capital stock, Messrs. Florence and Lieberman were originally elected to our board of directors by certain of our stockholders holding the right to designate certain members pursuant to such agreement. Mr. Florence was designated by New Enterprise Associates and its affiliates, and Mr. Lieberman was designated by Insight Venture Management, LLC and its affiliates. Such voting agreement terminated upon the completion of our initial public offering (our “IPO”) in August 2013.

EXECUTIVE OFFICERS AND MANAGEMENT

Below is information, including biographical information, about our current senior executives (other than Mr. Aggarwal, whose biographical information appears above).

Name	Age(1)	Position
Charles Ghoorah	46	President of Global Sales and Marketing
Cynthia Russo	46	Executive Vice President and Chief Financial Officer
David Quattrone	43	Chief Technology Officer
Dwayne Sye	42	Chief Information Officer
Brian Ludwig	41	Senior Vice President, Sales
Bharet Malhotra	41	Senior Vice President, Sales
Lawrence Samuelson	46	General Counsel and Corporate Secretary

(1)	As of April 6, 2016.

Charles V. Ghoorah is a co-founder of the Company. From 1999 to 2002, he served as our Senior Vice President of Sales and Marketing; from 2003 to 2014, he served as our Executive Vice President of Sales and Marketing; and from 2014 to the present, he has served as our President of Worldwide Sales and Marketing. Prior to joining Cvent, Mr. Ghoorah was an associate with Hale & Dorr, an associate director with the Advisory Board Company and an attorney with Williams & Connolly. Mr. Ghoorah received bachelor of arts, master of arts and juris doctor degrees from Duke University.

Cynthia A. Russo became our Executive Vice President and Chief Financial Officer in September 2015. Prior to joining Cvent, Ms. Russo served as Executive Vice President, Chief Financial Officer of MICROS Systems, Inc. (“MICROS”), a provider of information technology for the hospitality and retail industries, from March 2010 to December 2014. As Chief Financial Officer of MICROS, Ms. Russo was responsible for the finance, accounting, and risk management functions of the company, which was publicly-traded until its acquisition by Oracle in September, 2014. In this role, she supported MICROS’ growth to over $1.4 billion in revenue and over 6,800 employees operating in over 50 countries. Ms. Russo joined MICROS in 1996 as a Senior Accountant and served in various positions prior to her appointment as Chief Financial Officer, including Vice President/Senior Vice President and Corporate Controller from May 2001 to March 2010. She is a Certified Public Accountant and Certified Internal Auditor. Ms. Russo received a bachelor of business administration degree from James Madison University.

David Quattrone is a co-founder of the Company. From 1999 to 2002, he served as the Director of Product Development; from 2003 to 2008, he served as the Vice President of Product Development; and from 2008 to present, he has served as the Chief Technology Officer. Prior to joining Cvent, Mr. Quattrone worked at First Consulting Group, E.J. Bell Systems and co-founded Network Resources Group. Mr. Quattrone received bachelor of science degrees in electrical engineering and economics from the University of Pennsylvania and a master of business administration degree from the University of Maryland.

Dwayne J. Sye is a co-founder of the Company. From 1999 to 2002, he served as the Director of Technology; from 2003 to 2008, he served as the Vice President of Technology; and from 2008 to present, he has served as the Chief Information Officer. Prior to joining Cvent, Mr. Sye was a consultant with MicroStrategy and Ernst & Young. Mr. Sye received a bachelor of science degree in engineering from the University of Pennsylvania.

Brian Ludwig has been with the Company since 2000. From 2000 to 2005, he served as a Sales Executive; from 2005 to 2007, he served as a Director of Sales; from 2007 to 2012, he served as a Vice President of Sales; and from 2012 to present, he has served as a Senior Vice President of Sales. Mr. Ludwig oversees the sales for our event and mobile divisions. Prior to joining Cvent, Mr. Ludwig worked as a sales director for Lutron Electronics, Inc. Mr. Ludwig received a bachelor of business administration degree from Emory University and a master of business administration degree from the University of Maryland.

Bharet Malhotra has been with the Company since 2000. From 2000 to 2005, he served as a Sales Executive; from 2005 to 2007, he served as a Director of Sales; from 2007 to 2012, he served as a Vice President of Sales; and from 2012 to present, he has served as a Senior Vice President of Sales. Mr. Malhotra oversees the sales for our Hospitality Cloud division. Prior to joining Cvent, Mr. Malhotra worked as a manager for WorldCom and as an investment banker for Salomon Smith Barney. Mr. Malhotra received a bachelor of science degree from Duke University.

Lawrence J. Samuelson became our General Counsel and Corporate Secretary in June 2013. Prior to joining Cvent, from 2011 to 2013, Mr. Samuelson served as the Vice President, Deputy General Counsel and Corporate Secretary of NeuStar, Inc., an information services and analytics company. From 2009 through 2010, Mr. Samuelson was the Assistant General Counsel and Assistant Secretary of DynCorp International, Inc., a government contractor. From 2008 to 2009, he served as the Deputy General Counsel of Enterra Solutions, LLC, a SaaS start-up. He was also an associate at Fried Frank Harris Shriver and Jacobson. Mr. Samuelson received a bachelor of arts degree from Tufts University, a master of international affairs from Columbia University and a juris doctor degree from Boston University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, senior executives and beneficial owners of greater than 10 percent of our common stock (the “Reporting Persons”) to file reports of holdings and transactions in Cvent common stock with the SEC and the New York Stock Exchange.

Based solely on these reports and other information provided to us by the Reporting Persons, we believe that 90 such reports were required to be filed by the Reporting Persons during fiscal year 2015. Of these, we believe that 88 reports were timely filed. We believe that a Form 4 reporting a sale of shares by Dwayne Sye, Chief Information Officer of the Company, was filed three business days late on February 23, 2015, due to inadvertent error. We have also been informed by Insight Venture Partners (“Insight”) that entities affiliated with Insight undertook a related series of four sales of our common stock from December 9 to December 14, 2015 and, due to an oversight, reported those sales in a Form 4 filed on December 15, 2015, two business days late. Jeffrey Lieberman, as a Managing Director of Insight, may be deemed to be an indirect beneficial owner of the Insight entities that made these sales.

CODE OF BUSINESS CONDUCT

Our Board has adopted a Corporate Code of Business Conduct and Ethics (the “Code”) applicable to all of our directors, senior executives, employees and contractors providing services to or on behalf of the Company.

The Code embodies general principles such as compliance with laws; no discrimination or harassment; ensuring a safe and healthy workplace; avoidance of conflicts of interest; ensuring full, fair, accurate, timely and understandable disclosure in our public reports and communications; maintenance of accurate and timely financial and business records; safeguarding of the Company’s assets; and working with customers, suppliers and governments. All directors, senior executives, employees and contractors are obligated to report violations and suspected violations of the Code in accordance with the reporting procedures described in the Code.

The Code is available on our website at www.cvent.com under the captions “Investors — Governance —Governance Documents.” We intend to disclose on this website any amendments to the Code or grants of waivers from provisions of the Code that require disclosure under applicable SEC rules. A free printed copy is available to any stockholder who requests it from us at 1765 Greensboro Station Place, 7th Floor, Tysons Corner, VA 22102.

GOVERNANCE OF THE COMPANY

Board and Committee Membership

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee.

Our Board of Directors currently has five seats, divided into three classes: Class I (two seats), Class II (one seat) and Class III (two seats).

The table below provides current membership information for the Board and each standing committee of the Board.

Name	Class	Year Current Term Expires	Audit Committee Member		Compensation Committee Member		Nominating and Governance Committee Member
Reggie Aggarwal	I	2017
Sanjeev Bansal	II	2018			X		X	*
Tony Florence	III	2016	X				X
Jeffrey Lieberman	III	2016	X		X	*
Kevin Parker	I	2017	X	*	X

*	Chair

The Board has determined that Mr. Bansal, Mr. Lieberman, Mr. Florence and Mr. Parker are independent directors, as defined by the Company’s director independence standards and the rules of the New York Stock Exchange and the Securities and Exchange Commission. The Board has also determined that Mr. Parker is an “audit committee financial expert” as defined by the Securities and Exchange Commission.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our principal executive officer during 2015 and (ii) up to two of the most highly compensated of our other executive officers who received compensation during 2015 of at least $100,000 and who were executive officers on December 31, 2015. We refer to these persons as our “named executive officers” elsewhere in this Amendment. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Reggie K. Aggarwal	2015	413,104	—	682,522	(3)	658,374	(4)	119,507	—	1,873,507
President and Chief	2014	$403,302	$53,465	$1,949,997	(5)	$1,949,333	(6)	$—	—	$4,356,097
Executive Officer	2013	384,097	101,871	—		—		—	—	485,968
Cynthia A. Russo(7)	2015	104,545		650,027	(3)	631,242	(4)	55,334	—	1,441,148
Executive Vice President and Chief Financial Officer
Charles V. Ghoorah	2015	254,950	—	350,017	(3)	337,634	(4)	213,986	—	1,156,587
President of Worldwide	2014	248,900	12,620	1,000,013	(5)	999,657	(6)	154,851	—	2,416,041
Sales and Marketing	2013	237,038	46,305	—		—		154,045	—	437,388

(1)	Amounts represent annual performance incentive payments, or prorated portions, awarded by our board of directors.
(2)	For years prior to 2015, amounts represent commissions earned pursuant to Mr. Ghoorah’s individual sales commission plan. For 2015, amounts represent annual performance incentive payments awarded by our board of directors pursuant to the 2015 Short-Term Cash Incentive Plan in addition to amounts earned pursuant to an individual’s sales commission plan. Mr. Ghoorah is the only named executive officer who can earn amounts under a sales commission plan, which for 2015 was $160,032.
(3)	The amounts reported represent the aggregate fair value of the restricted stock units awarded to the named executive officer at the date of grant (October 15, 2015) calculated in accordance with FASB Accounting Standards Codification Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the stock grants reported in this column are set forth in note 8 to our audited consolidated financial statements included in our annual report on Form 10-K filed on March 1, 2016. Each restricted stock unit represents a contingent right to receive one share of Cvent Common Stock. The restricted stock units granted to Messrs. Aggarwal and Ghoorah will vest in two equal annual installments beginning on September 15, 2016, in each case subject to the executive’s continued employment on such date. The restricted stock units granted to Ms. Russo will vest over four years: 50% will vest on September 28, 2017; the next 25% will vest on September 28, 2018; and the last 25% will vest on September 28, 2019.
(4)	The amounts reported represent the aggregate fair value of the stock options awarded to the named executive officer at the date of grant (October 15, 2015) calculated in accordance with FASB Accounting Standards Codification Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 8 to our audited consolidated financial statements included in our annual report on Form 10-K filed on March 1, 2016. The shares subject to the options granted to Messrs. Aggarwal and Ghoorah will become exercisable in two equal annual installments beginning on September 15, 2016, in each case subject to the executive’s continued employment on such date. The shares subject to the option granted to Ms. Russo will become exercisable over four years: 50% of the shares will become exercisable on September 28, 2017; the next 25% will vest on September 28, 2018; and the last 25% will vest on September 28, 2019.
(5)	The amounts reported represent the aggregate fair value of the restricted stock units awarded to the named executive officer at the date of grant (December 31, 2014) calculated in accordance with FASB Accounting Standards Codification Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the stock grants reported in this column are set forth in note 8 to our audited consolidated financial statements included in our annual report on Form 10-K filed on March 16, 2015. Each restricted stock unit represents a contingent right to receive one share of Cvent Common Stock. The restricted stock units will vest in four equal annual installments beginning on March 15, 2016, in each case subject to the executive’s continued employment on such date.
(6)	The amounts reported represent the aggregate fair value of the stock options awarded to the named executive officer at the date of grant (December 31, 2014) calculated in accordance with FASB Accounting Standards Codification Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 8 to our audited consolidated financial statements included in our annual report on Form 10-K filed on March 16, 2015. The shares subject to these options will become exercisable in four equal annual installments beginning on March 15, 2016, in each case subject to the executive’s continued employment on such date.
(7)	Ms. Russo joined Cvent on September 28, 2015. On September 3, 2015, the Company and Ms. Russo executed an Offer Letter governing the terms of Ms. Russo’s employment as Executive Vice President and Chief Financial Officer of the Company. Pursuant to the Offer Letter, Ms. Russo’s base salary will initially be $400,000 per year. As a participant in the Company’s Short-Term Cash Incentive Plan, she will be eligible for an annual target incentive bonus of 50% of her then-current base salary, subject to her achievement of the Short-Term Cash Incentive Plan objectives. In accordance with the Offer Letter, and with the approval of the Compensation Committee, on October 15, 2015, Ms. Russo received the new-hire equity award described in Notes 3 and 4 above. On April 6, 2016, pursuant to the Offer Letter and with the approval of the Compensation Committee, Ms. Russo received an additional equity award with an aggregate award value at grant date of approximately $541,667, comprised of 12,464 restricted stock units and 29,150 options to purchase the Company’s common stock at $21.73 per share (the closing price of the Company’s common stock on April 6, 2016). Ms. Russo’s April 2016 equity award, which is not reflected in the 2015 Summary Compensation Table shown above, will vest over four years, with the first 25% of the equity grant vesting on September 28, 2017, the next 25% of the equity grant vesting on April 6, 2018, the third 25% of the equity grant vesting on April 6, 2019), and the final 25% of the equity grant vesting on April 6, 2020).

Outstanding Equity Awards at December 31, 2015

The following table shows outstanding stock option and restricted stock unit awards held by the named executive officers as of December 31, 2015.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Option Exercise Price($)	Option Expiration Date	Number of Unearned Restricted Stock Units (#)	Market Value of Unearned Restricted Stock Units ($)	Equity Incentive Plan Awards: Number of Unearned Restricted Stock Units(3) (#)		Equity Incentive Plan Awards: Market Value of Unearned Restricted Stock Units (4) ($)
Name	Exercisable	Unexercisable	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options
Reggie K. Aggarwal	—	—	51,912	(1)	32.43	10/15/2025
	—	—	150,115	(2)	$27.84	12/31/2024	—	—	91,089	(3)	$3,179,916
Cynthia A. Russo	—	—	46,293	(5)	32.43	10/15/2025	—	—	20,044	(5)	699,736
Charles V. Ghoorah	—	—	26,622	(1)	32.43	10/15/2025
	—	—	76,982	(2)	27.84	12/31/2024
	173,371	—	—		1.80	3/11/2021	—	—	46,713	(3)	1,630,751

(1)	This amount represents employee stock options awarded to the named executive officers on October 15, 2015 in accordance with the 2013 Plan. The shares subject to these options will become exercisable in two equal annual installments beginning on September 15, 2016, in each case subject to the executive’s continued employment on such date.
(2)	This amount represents employee stock options awarded to the named executive officers on December 31, 2014 in accordance with the 2013 Plan. The shares subject to these options will become exercisable in four equal annual installments beginning on March 15, 2016, in each case subject to the executive’s continued employment on such date.
(3)	This column represents restricted stock units awarded to the named executive officers on December 31, 2014 and October 15, 2015 in accordance with the 2013 Plan. Each restricted stock unit represents a contingent right to receive one share of Cvent Common Stock. The restricted stock units will vest upon the following schedule:

	March 15, 2016	September 15, 2016	March 15, 2017	September 15, 2017	March 15, 2018	March 15, 2019
Mr. Aggarwal	17,511	10,523	17,511	10,523	17,511	17,510
Mr. Ghoorah	8,980	5,397	8,980	5,396	8,980	8,980

(4)	Market value of restricted stock units that have not vested is computed based on $34.91 per share, which was the closing price of our common stock as reported on the New York Stock Exchange on December 31, 2015.
(5)	Pursuant to the terms of her offer letter and in accordance with the 2013 Plan, on October 15, 2015, Ms. Russo received a new-hire grant of 46,293 employee stock options and 20,044 restricted stock units. The stock options will become exercisable, and the restricted stock units will vest, upon the following schedule: 50% on September 28, 2017; 25% on September 28, 2018; and 25% on September 28, 2019.

Potential Payments upon Termination or Change-In-Control

As described above in Note 7 to the Summary Compensation Table, Ms. Russo and the Company have executed an Offer Letter governing the terms of Ms. Russo’s employment as Executive Vice President and Chief Financial Officer of the Company. The Offer Letter provides for certain benefits to be paid to Ms. Russo in the event that (a) her employment is terminated without cause, (b) she resigns for good reason or (c) the Company undergoes a change in control:

If the Company undergoes a change in control during Ms. Russo’s employment, 50% of Ms. Russo’s outstanding unvested equity awards will automatically vest. Further, if Ms. Russo is terminated without “cause” or resigns her position with “good reason” (each as defined in the Offer Letter) within 12 months following a change in control of the Company, Ms. Russo will be entitled to receive: (a) a lump sum payment equal to 12 months of her base salary and her full target incentive bonus; (b) reimbursement of her monthly COBRA premiums for up to one year; and (c) acceleration of the remaining 50% of her outstanding equity awards.

If Ms. Russo’s employment is terminated without “cause” or in the event that Ms. Russo resigns from her position for “good reason,” each as defined in the Offer Letter, she will be entitled to receive: (a) a lump sum payment equal to 12 months of her base salary and a prorated portion of her target incentive bonus (provided, however, that in no case will the prorated bonus be less than three months); (b) reimbursement of her monthly COBRA premiums for up to one year; and (c) if such separation occurs (i) prior to September 28, 2016, the acceleration of vesting of 25% of her new-hire equity award or (ii) after September 28, 2016, a prorated portion of all outstanding unvested equity awards under any equity incentive plan of the Company will automatically vest. If Ms. Russo’s employment is terminated due to her death or disability prior to September 28, 2016, then 25% of her outstanding equity grants will automatically vest.

In the course of negotiating these provisions with Ms. Russo, the Compensation Committee considered the risks and benefits of these arrangements. The Compensation Committee also considered relevant market data and the strategic importance of the Chief Financial Officer position to the Company’s business objectives. Given the competitive nature of the market for executive talent, the Compensation Committee determined that reasonable severance and change-in-control protections would be necessary in order for us to hire a qualified Chief Financial Officer. Further, we believe that change-in-control protections for senior executives benefit Cvent by incentivizing management to focus on shareholder interests in the face of events that may result in a change-in-control, rather than worrying—consciously or unconsciously—about the individual implications of such events.

Director Compensation

None of our non-employee directors was compensated for service on the board of directors prior to July 2013. In July 2013, we adopted a non-employee director compensation policy that became effective upon the closing of our IPO in August 2013. Under that policy:

•	Initial Equity Award. Each person who first becomes a non-employee director will be granted an award of restricted stock units with a target value of $100,000 at the grant date.

•	Annual Equity Award. Each non-employee director may be granted an award of equity on the date of the annual meeting of stockholders.

•	Annual Cash Retainer. Each non-employee director will receive an annual cash retainer of $35,000.

•	Audit Committee Chairperson Retainer Fee. Any non-employee director serving as the chairperson of the audit committee will receive an annual cash retainer of $25,000.

•	Committee Member Fee. Each non-employee director serving as a member of the audit, compensation or nominating and governance committee will receive an annual cash retainer of $5,000.

For the purposes of this policy, none of Messrs. Bansal, Florence or Lieberman shall be deemed to be a non-employee director, until they no longer directly or indirectly beneficially own 5% or more of the outstanding shares of our capital stock. Accordingly, none of these three directors were compensated for service on the board of directors in 2015.

We also reimburse director expenses for attending meetings of the board of directors.

The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2015 by our directors who were not also our employees. Reggie K. Aggarwal, our President and Chief Executive Officer, is also a director but does not receive any additional compensation for his services as a director. Mr. Aggarwal’s compensation as an executive officer is set forth above at “Item 11. Executive Compensation — Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Sanjeev K. Bansal	—	—	—	—
Tony Florence	—	—	—	—
Jeffrey Lieberman	—	—	—	—
Kevin T. Parker	$65,000	$115,018	—	$180,018

(1)	The amounts reported represent the aggregate fair value of the restricted stock units awarded to the named director at the date of grant calculated in accordance with FASB Accounting Standards Codification Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in note 8 to our audited consolidated financial statements included in our annual report on Form 10-K dated March 1, 2016.

The table below shows the aggregate number of stock option and restricted stock unit awards outstanding for each of our non-employee directors as of December 31, 2015:

Name	Shares Subject to Options	Stock Awards
Sanjeev K. Bansal	—	—
Tony Florence	—	—
Jeffrey Lieberman	—	—
Kevin T. Parker	—	13,964	(1)

(1)	Mr. Parker holds 4,365 restricted stock units that are subject to forfeiture until the date of the 2016 annual meeting of stockholders (or until July 15, 2016, if the annual meeting has not been held before then), pursuant to a restricted stock unit award granted on July 15, 2015. Mr. Parker also holds 9,599 vested shares of common stock.

Compensation Risk

Our compensation programs are designed to balance risk and reward in relation to the Company’s overall business strategy. Our management assesses and discusses with our Compensation Committee our compensation policies and practices for our employees as they relate to our risk management, and based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us in the future.

Compensation Committee Interlocks and Insider Participation

Messrs. Lieberman, Bansal and Parker served as members of our Compensation Committee during 2015, and continue to serve on the committee at present. No member of the 2015 Compensation Committee has been an officer or employee of Cvent or any of our subsidiaries at any time. During 2015, none of our executive officers served as a member of the board of directors or compensation committee of any other company that had or has one or more executive officers serving as a member of our Board or our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015 about the securities authorized for issuance under our equity compensation plans, consisting of the 1999 stock incentive plan and the 2013 Plan. All of our equity compensation plans were adopted with the approval of our stockholders.

Plan Category

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders(1)	5,030,271	$18.60	(2)	6,236,470
Equity compensation plans not approved by stockholders	—	—		—
Total	5,030,271	$18.60		6,236,470

(1)	Our 2013 Plan provides that on January 1 of each fiscal year commencing in 2014, the number of shares authorized for issuance under the 2013 Plan is automatically increased by a number equal to the lesser of (i) four million (4,000,000) shares, (ii) five percent (5%) of the outstanding shares of common stock as of the last day of our immediately preceding year, or (iii) such other amount as our Board may determine. On January 1, 2016, the shares available for issuance increased 2,100,151 pursuant to this automatic share reserve increase provision.
(2)	Excludes 902,876 shares of common stock underlying restricted stock units issued to our employees and non-employee directors.

BENEFICIAL OWNERSHIP OF SHARES OF COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 25, 2016 for:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person or entity is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our common stock. The information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated, the address of each person who is listed in this table is c/o Cvent, Inc., 1765 Greensboro Station Place, 7th Floor, Tysons Corner, VA 22102.

Applicable percentage ownership is based on 42,192,737 shares of common stock outstanding at April 25, 2016. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of such person or entity, we deemed to be outstanding all shares of common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of April 25, 2016. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Named Executive Officers and Directors	Number of Shares		Percent of Shares Outstanding
Reggie K. Aggarwal	4,348,996	(1)	10.3%
Cynthia A. Russo	—		—
Charles V. Ghoorah	1,231,385	(2)	2.9%
Sanjeev K. Bansal	2,745,758	(3)	6.5%
Tony Florence	—		—
Jeffrey Lieberman	1,899,488	(4)	4.5%
Kevin T. Parker	9,599		*
All executive officers and directors as a group (12 persons)	12,405,860		29.4%
Other Principal Stockholders:
FMR LLC	6,292,769	(5)	14.9%
T. Rowe Price Associates, Inc.	2,322,911	(6)	5.5%
Columbia Wanger Asset Management, LLC	2,170,011	(7)	5.1%
Riverbridge Partners LLC	2,132,411	(8)	5.1%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Includes (i) 37,529 shares subject to options that are immediately exercisable or exercisable within 60 days of April 25, 2016; (ii) 1,331,975 shares held by the Reggie Aggarwal Grantor Retained Annuity Trust (2011), of which Mr. Aggarwal is the sole trustee and has voting and investment control; and (iii) 1,135,571 shares held by the Reggie and Dharini Aggarwal Irrevocable Trust (2011), of which Dharini Aggarwal and Sanjeev Aggarwal are co-trustees and share voting and investment control.
(2)	Includes (i) 192,617 shares subject to options that are immediately exercisable or exercisable within 60 days of April 25, 2016; (ii) 127,500 shares held by the Charles V. Ghoorah Irrevocable Trust (2013), of which Robert Ghoorah and Karen Ghoorah are co-trustees and share voting and investment control; and (iii) 905,375 shares held by the Charles Vijendra Ghoorah Revocable Trust (2013), of which Charles V. Ghoorah is the trustee and has voting and investment control.
(3)	Includes (i) 272,522 shares held by the Sanjeev K. Bansal Grantor Retained Annuity Trust, of which Mr. Bansal is the trustee and has voting and investment control; and (ii) 45,000 shares held by the Bansal Foundation, of which Mr. Bansal is the trustee and has voting and investment control.

(4)	Jeffrey Lieberman owns of record and has sole voting and investment control over 62,370 shares. In addition, (i) 1,203,389 shares are beneficially owned by Insight Venture Partners VII, L.P.; (ii) 529,759 shares are beneficially owned by Insight Venture Partners (Cayman) VII, L.P.; (iii) 27,852 shares are beneficially owned by Insight Venture Partners VII (Co-Investors), L.P.; and (iv) 76,118 shares are beneficially owned by Insight Venture Partners (Delaware) VII, L.P. Insight Holdings Group, LLC (“Holdings”) is the sole shareholder of Insight Venture Associates VII, Ltd. (“IVA Ltd”). IVA Ltd is the general partner of Insight Venture Associates VII, L.P. (“IVP LP”), which is the general partner of Insight Venture Partners VII, L.P., Insight Venture Partners (Cayman) VII, L.P., Insight Venture Partners (Delaware) VII, L.P. and Insight Venture Partners VII (Co-Investors), L.P. (collectively, “Fund VII”). Mr. Lieberman is a member of the board of managers of Holdings. The principal business address of the entities affiliated with Holdings is c/o Insight Venture Partners, 1114 Avenue of the Americas, 36th Floor, New York, NY, 10036.
(5)	Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 12, 2016 by FMR, LLC (“FMR”). According to its Schedule 13G/A filing, FMR has sole dispositive power with respect to 6,292,769 shares of our common stock and sole voting power with respect to 7,400 shares of our common stock. The business address of FMR is 245 Summer Street, Boston, MA 02210.
(6)	Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 9, 2016 by T. Rowe Price Associates, Inc. (“T. Rowe Price”). According to its Schedule 13G/A filing, T. Rowe Price has sole dispositive power with respect to 2,322,911 shares of our common stock and sole voting power with respect to 416,456 shares of our common stock. The business address of T. Rowe Price is 100 E. Pratt Street, Baltimore, MD 21202.
(7)	Beneficial ownership information is based on a Schedule 13G filed with the SEC on January 20, 2016 by Columbia Wanger Asset Management, LLC (“Columbia Wanger”). According to its Schedule 13G filing, Columbia Wanger has sole dispositive power with respect to 2,170,011 shares of our common stock and sole voting power with respect to 1,922,590 shares of our common stock. The business address of Columbia Wanger is 227 West Monroe Street, Suite 3000, Chicago, IL 60606.
(8)	Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 1, 2016 by Riverbridge Partners LLC (“Riverbridge”). According to its Schedule 13G filing, Riverbridge has sole dispositive power with respect to 2,132,411 shares of our common stock and sole voting power with respect to 1,774,350 shares of our common stock. The business address of Riverbridge is 80 South Eighth Street, Suite 1200, Minneapolis, MN 55402.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Policies and Procedures for Transactions with Related Persons

Our board of directors follows a related person transaction policy governing the policies and procedures for the review and approval or ratification of related person transactions. Related persons include any executive officer, director, nominee for director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons. Related person transactions refers to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds $120,000, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person, in each case subject to certain exceptions set forth in Item 404 of Regulation S-K of the Securities and Exchange Commission.

The policy provides that in any related person transaction, our audit committee and board of directors shall consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related persons; in the event the related person is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on the director’s independence; the risks, costs and benefits of the transaction to us; and whether any alternative transactions or sources for comparable services or products are available. After considering all such facts and circumstances, our audit committee and board of directors shall determine whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. In addition, if a related person transaction will compromise the independence of one of our directors, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or New York Stock Exchange listing requirements. The policies and procedures described in the foregoing for reviewing and approving related person transactions are not in writing. However, the charter for our audit committee provides that one of the committee’s responsibilities is to review and approve in advance any proposed related person transactions.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Other than the (a) compensation arrangements described above under “Item 11. Executive Compensation” and (b) indemnification agreements with our directors and officers described below under “Limitations on Director and Officer Liability and Indemnification,” since January 1, 2015 we have not entered into, and have no plans to enter into, any agreement in which a related party had or will have a direct or indirect material interest in an amount that exceeded or will exceed $120,000. For the purposes of the previous sentence, a “related party” is any director, nominee for director, executive officer or holder of more than five percent of our common stock, or any member of the immediate family of or entities affiliated with any of them.

Limitations on Director and Officer Liability and Indemnification

Our certificate of incorporation limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	any breach of their duty of loyalty to the corporation or its stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•	any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and our bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Any repeal of or modification to our certificate of incorporation and our bylaws may not adversely affect any right or protection of a director or officer for or with respect to any acts or omissions of such director or officer occurring prior to such amendment or repeal. Our bylaws also provide that we shall advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our bylaws permit such indemnification.

We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, provide that we will indemnify our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines, penalties and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of such person’s services as one of our directors or executive officers, or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

The limitation of liability and indemnification provisions contained in our certificate of incorporation and our bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. There is no pending litigation or proceeding involving one of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Director Independence

A director shall be considered “independent” for purposes of serving on the Board if he or she meets the criteria for independence established by The New York Stock Exchange (“NYSE”). A director shall be considered “independent” for purposes of serving on a Board committee based on the definition of independence used in that committee’s charter, which shall conform to any requirements established for such a committee by the NYSE rules and any applicable SEC rules.

The Board has determined that, except for Mr. Aggarwal as CEO, each of the directors of the Company has no material relationship with the Company and is independent within the meaning of the standards established by the NYSE, as currently in effect. In making that determination, the Board of Directors considered all relevant facts and circumstances, including the director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. The Board also adopted and applied the following standards, which provide that a director will not be considered independent if:

•	the director was employed by the Company, or an immediate family member of the director was employed by the Company as an executive officer;

•	the director or an immediate family member received more than $120,000 per year in direct compensation from the Company, other than Board and committee fees, pensions or other forms of deferred compensation;

•	the director or an immediate family member had specified employment relationships with the Company’s independent auditor;

•	the director or an immediate family member was part of an interlocking directorate in which the director or family member was employed as an executive officer of another company where any of the Company’s executive officers served on the compensation committee;

•	the director is an employee, or an immediate family member is an executive officer, of a company that made payments to, or received payments from, the Company in excess of specified amounts during the preceding three years; or

•	the director or the director’s spouse is an executive officer of a nonprofit organization to which the Company made contributions in excess of specified amounts during the preceding three years.

In evaluating Tony Florence’s and Jeffrey Lieberman’s independence, the Board considered the percentage of the Company’s capital stock previously held by entities affiliated with New Enterprise Associates and Insight Partners, of which Messrs. Florence and Lieberman are managing directors, respectively. Following our IPO, New Enterprise Associates and Insight each held over 10% of the outstanding stock of Cvent. While New Enterprise Associates and Insight have decreased their holdings over time, the Board believes that Mr. Lieberman and Mr. Florence continue to provide invaluable knowledge and experience to the Board. In evaluating Mr. Bansal’s independence, the Board considered the percentage of the Company’s capital stock beneficially owned by him. Under NYSE corporate governance standards, ownership of a significant amount of our stock, by itself, does not constitute a material relationship. After evaluating the facts and circumstances, the Board determined that these relationships were not material and did not preclude independence under the standards outlined above.

All members of the Audit, Compensation, and Nominating and Corporate Governance Committees must be independent directors as defined by our Corporate Governance Guidelines. Members of the Audit Committee must also satisfy additional, heightened independence requirements under Securities and Exchange Commission and New York Stock Exchange rules, which provide that Audit Committee members may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company (other than Board and committee fees, pensions or other forms of deferred compensation) and may not be affiliated persons of the Company. The Board determined that all members of the Audit, Compensation, and Nominating and Corporate Governance Committees are independent directors.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements and internal control over financial reporting for the year ended December 31, 2015 and fees billed for audit-related, tax, and other services rendered by KPMG LLP during those periods. All of these fees were approved by the Audit Committee.

	2015	2014
Audit fees(1)	$1,314,770	$1,260,036
Audit-related fees(2)	132,800	107,800
Tax fees	—	—
All other fees	—	—
Total fees	$1,447,570	$1,367,836

(1)	Audit fees consisted principally of work performed in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-K, registration statements on Form S-8, registration statement on Form S-1 (2014 only), and review of the unaudited quarterly financial statements included in our quarterly reports on Form 10-Q. Audit fees also include fees paid in connection with the statutory audit of our Indian subsidiary.

(2)	Audit-related fees consisted principally of services provided in connection with our efforts to strengthen our internal control over financial reporting and services provided in connection with our acquisitions.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Pursuant to the Audit Committee Charter, Audit Committee policy and the requirements of law, the Audit Committee pre-approves all audit and permissible non-audit services to be provided by our independent registered public accounting firm. This pre-approval applies to audit services, audit-related services, tax services and other services. In some cases, the full Audit Committee provides pre-approval for up to a year related to a particular defined task or scope of work, subject to a specific budget. In other cases, the chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve services, and the chairman then communicates such pre-approvals to the full Audit Committee. To avoid potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its independent audit firm. We obtain these services from other service providers as needed.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:

1.	No financial statements are filed with this Amendment No. 1 on Form 10-K/A.

2.	No financial statement schedules are filed with this Amendment No. 1 on Form 10-K/A.

3.	Exhibits: See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 29th day of April, 2016.

Cvent, Inc.

By:	/s/ Rajeev K. Aggarwal
Rajeev K. Aggarwal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rajeev K. Aggarwal	Chairman of the Board of Directors and Chief Executive Officer
Rajeev K. Aggarwal	(Principal Executive Officer)	April 29, 2016

/s/ Cynthia A. Russo	Executive Vice President and Chief Financial Officer
Cynthia A. Russo	(Principal Financial and Accounting Officer)	April 29, 2016

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement, dated June 12, 2012, by and among Registrant, CrowdCompass, Inc. and stockholders of CrowdCompass, Inc.	S-1	333-189837	2.1	July 8, 2013

2.2	Membership Unit Purchase Agreement by and among Cvent Atlanta, LLC, the Members of SignUp4, LLC, the Founders of SignUp4, LLC, the Representative of the Members and Cvent, Inc. dated as of May 8, 2015.	8-K	001-36043	2.1	May 11, 2015

2.3	Asset Purchase Agreement, by and among CrowdTorch LLC, Cvent, Inc., and Vendini, Inc., dated as of December 3, 2015.	8-K	001-36043	2.1	December 7, 2015

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-189837	3.2	August 5, 2013

3.2	Amended and Restated Bylaws	8-K	001-36043	3.1	April 18, 2016

4.1	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant.	S-1	333-189837	4.1	July 8, 2013

10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.	S-1	333-189837	10.1	July 8, 2013

10.2+	1999 Stock Incentive Plan, as amended to date.	S-1	333-189837	10.4	July 8, 2013

10.3+	Form of Stock Option Agreement under 1999 Stock Incentive Plan.	S-1	333-189837	10.5	July 8, 2013

10.4+	2013 Equity Incentive Plan.	S-1/A	333-189837	10.6	July 29, 2013

10.5+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (for grants made before December 31, 2014).	S-1/A	333-189837	10.7	July 29, 2013

10.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan (for grants made before December 31, 2014).	S-1/A	333-189837	10.8	July 29, 2013

10.7+	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (for grants made before December 31, 2014).	S-1/A	333-189837	10.14	July 29, 2013

10.8+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (for grants made on or after December 31, 2014).	10-K	001-36043	10.8	March 16, 2015

10.9+	Form of Restricted Stock Unit Agreement for Employees under 2013 Equity Incentive Plan (for grants made on or after December 31, 2014).	10-K	001-36043	10.9	March 16, 2015

10.10+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Equity Incentive Plan (for grants made on or after December 31, 2014).	10-K	001-36043	10.10	March 16, 2015

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

10.11+	Offer Letter by and between the Registrant and Peter L. Childs, dated October 2, 2012.	S-1	333-189837	10.11	July 8, 2013

10.12+	Executive Transition Agreement, dated June 12, 2015, by and between Cvent, Inc. and Peter L. Childs.	8-K	001-36043	10.1	June 12, 2015

10.13+	Offer Letter, dated September 3, 2015, between Cynthia Russo and the Company.	8-K	001-36043	10.1	September 10, 2015

10.14+	Non-Employee Director Compensation Policy	S-1/A	333-189837	10.13	July 29, 2013

10.15	Office Lease, dated as of May 17, 2006, as amended, by and between the Registrant and Greensboro Park Property Owner LLC.	S-1/A	333-189837	10.2	August 5, 2013

10.16	Office Leases, dated as of January 13, 2010 and May 15, 2011, by and between Cvent India Private Limited and DLF Cyber City Developers Limited.	S-1	333-189837	10.3	July 8, 2013

10.17	Office Leases by and between Cvent India and DLF Assets Private Limited.	S-1/A	333-189837	10.15	August 5, 2013

10.18	Office Leases by and among Registrant and TMG Solutions Plaza 1, L.L.C., TMG Solutions Plaza 2, L.L.C., and TMG Solutions Plaza 3, L.L.C. dated October 23, 2013.	10-Q	001-36043	10.1	November 12, 2013

10.19	Service Agreement, dated as of August 23, 2010, by and between the Registrant and JPS Holdings, Inc.	S-1	333-189837	10.12	July 8, 2013

10.20	Agreement and Plan of Merger by and among Papay Holdco, LLC, Papay Merger Sub, Inc. and Cvent, Inc. dated April 17, 2016	8-K	001-36043	2.1	April 18, 2016

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page of this Annual Report on Form 10K)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

+	Indicates management contract or compensatory plan.
*	Previously filed or furnished with Cvent’s Annual Report on Form 10-K, filed March 1, 2016.