Form 10-Q
period 2016-03-31
CVENT INC
filed 2016-05-05
CIK 1122897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2016, there were 42,197,390 shares of the registrant’s common stock outstanding.

CVENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the adoption of our cloud-based solutions and introduction of new products, regulatory compliance and changes in the regulatory landscape affecting our business, impact of litigation, plans for growth and future operations, effects of acquisitions, expectations and uncertainties regarding the pending acquisition of Cvent, effects of material weaknesses in the design and operating effectiveness of our internal control over financial reporting and ineffective disclosure controls and procedures, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed or incorporated by reference under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q or in the Annual Report on Form 10-K, filed on March 1, 2016 and amended April 29, 2016, could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Cvent, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,834	$118,662
Restricted cash	—	378
Short-term investments	19,284	26,799
Accounts receivable, net of reserve of $359 and $248, respectively	26,622	30,483
Prepaid expense and other current assets	13,756	17,175
Total current assets	217,496	193,497
Property and equipment, net	24,015	24,416
Capitalized software development costs, net	25,532	24,039
Intangible assets, net	15,999	17,055
Goodwill	38,900	38,940
Other assets, non-current, net	4,788	3,653
Total assets	$326,730	$301,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,250	$1,692
Accrued expenses and other current liabilities	28,820	29,241
Deferred revenue	98,258	77,524
Total current liabilities	130,328	108,457
Deferred tax liabilities, non-current	2,393	2,347
Deferred rent, non-current	11,349	11,527
Other liabilities, non-current	5,590	4,988
Total liabilities	149,660	127,319
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; zero issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at March 31, 2016 and December 31, 2015; 42,705,999 and 42,523,229 shares issued and 42,185,785 and 42,003,015 outstanding at March 31, 2016 and December 31, 2015, respectively	43	43
Treasury stock	(3,966)	(3,966)
Additional paid-in capital, as adjusted (2015) (note 7)	224,008	219,914
Accumulated other comprehensive loss	(381)	(274)
Accumulated deficit, as adjusted (2015) (note 7)	(42,634)	(41,436)
Total stockholders’ equity	177,070	174,281
Total liabilities and stockholders’ equity	$326,730	$301,600
See accompanying notes to the consolidated financial statements

Cvent, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$52,318	$41,106
Cost of revenue[1]	14,606	14,602
Gross profit	37,712	26,504
Operating expenses:
Sales and marketing[1]	18,771	17,740
Research and development[1]	10,364	5,035
General and administrative[1]	9,068	7,967
Intangible asset amortization, excluding cost of revenue	737	293
Gain from foreign currency transactions	(214)	(186)
Total operating expenses	38,726	30,849
Loss from operations	(1,014)	(4,345)
Interest income	552	544
Other expense	—	(426)
Loss before income taxes	(462)	(4,227)
Provision for (benefit from) income taxes	736	(1,875)
Net loss	$(1,198)	$(2,352)
Net loss per common share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)
Weighted average common shares outstanding—basic	42,061,527	41,236,164
Weighted average common shares outstanding—diluted	42,061,527	41,236,164
Other comprehensive loss:
Foreign currency translation loss	(107)	(45)
Comprehensive loss	$(1,305)	$(2,397)

[1]Stock-based compensation expense included in the above:
Cost of revenue	$453	$475
Sales and marketing	1,230	1,030
Research and development	1,122	745
General and administrative	818	556
Total	$3,623	$2,806
See accompanying notes to the consolidated financial statements

Cvent, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(1,198)	$(2,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,898	4,059
Loss on asset disposal	—	436
Foreign currency transaction gain	(1)	(23)
Stock-based compensation expense	3,623	2,806
Deferred taxes	47	(1,472)
Change in operating assets and liabilities:
Accounts receivable, net	3,755	7,316
Prepaid expenses and other assets	2,574	(3,352)
Accounts payable, accrued expenses and other liabilities	1,369	2,897
Deferred revenue	21,583	4,072
Net cash provided by operating activities	37,650	14,387
Investing activities:
Purchase of property and equipment	(1,228)	(773)
Capitalized software development costs	(5,390)	(4,724)
Net maturities (purchases) of short-term investments	7,515	(331)
Acquisition and acquisition-related consideration payments	—	(17)
Restricted cash	378	(8)
Net cash provided by (used in) investing activities	1,275	(5,853)
Financing activities:
Proceeds from exercise of stock options	466	237
Net cash provided by financing activities	466	237
Effect of exchange rate changes on cash and cash equivalents	(219)	(123)
Change in cash and cash equivalents	39,172	8,648
Cash and cash equivalents, beginning of period	118,662	144,544
Cash and cash equivalents, end of period	$157,834	$153,192
Supplemental cash flow information:
Income tax (refund) paid	$(2,988)	$347
Supplemental disclosure of noncash investing activities:
Outstanding payments for purchase of property and equipment in accounts payable at period end	$228	$226
See accompanying notes to the consolidated financial statements

CVENT, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
1. Description of Business
Cvent, Inc. (the “Company”) provides a cloud-based enterprise event management platform with solutions for both sides of the events and meetings value ecosystem: (i) event and meeting planners, through its Event Cloud and (ii) hoteliers and venues, through its Hospitality Cloud. The Company’s integrated Event Cloud solution addresses the entire event lifecycle by allowing event and meeting planners to automate and streamline the process. The Company’s Hospitality Cloud provides hotels and venues with a full solution suite to create, manage and measure demand for their group meetings. The combination of these cloud-based solutions creates an integrated platform that allows the Company to generate revenue from both sides of the events and meetings ecosystem.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The financial information presented in the accompanying unaudited consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015 has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.
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
Included in cash and cash equivalents are funds representing amounts reserved for registrations sold on behalf of customers. While these funds are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accounts payable in the accompanying consolidated balance sheets. The Company had amounts due to customers of $4.5 million and $1.8 million included within cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

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
Event Cloud Revenue
Event Management
The Company generates the majority of its revenue through Software-as-a-Service (“SaaS”) subscriptions to the event and conference management platform, pricing for which is subject to the features and functionality selected by the customer. No features or functionality within the subscription-based services have stand-alone value apart from one another and, therefore, the entire subscription fee is recognized on a straight-line basis over the term of the subscription arrangement.
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

Hospitality Cloud Revenue

Marketing Solutions Revenue
Towards the end of 2014, the Hospitality Cloud was branded to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. Prior to this, the Company primarily concentrated on servicing the hospitality sector with marketing solutions through the Cvent Supplier Network (“CSN”), which provided substantially all of the revenue for this product line in 2015 and before. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within the Cvent Supplier Network, the Cvent Destination Guide, the Elite Meetings magazine or in various electronic newsletters. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.
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
(g) Deferred Revenue
Deferred revenue consists of contractual billings or payments received in advance of revenue recognition from Event Cloud services or Hospitality Cloud solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in advance in annual or quarterly installments.
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
In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company continues to evaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the consolidated statement of operations in the current period.

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
The Company performs its annual impairment review of goodwill on November 30 and when a triggering event occurs between annual impairment tests. There was one subsequent triggering event that occurred on April 17, 2016 when the Company entered into a merger agreement with Vista Funds (see note 9). This triggering event confirmed that the Company's Goodwill balance was not impaired.
(j) Capitalized Software Development Costs
Costs to develop software directly used in the delivery of revenue generating activities are capitalized and recorded as capitalized software in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other Subtopic 40 Internal-Use Software on the balance sheet. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance, minor enhancements and training costs are expensed as incurred.
(k) Deferred Tax Assets and Liabilities
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is established. The Company applies the provisions of ASC Subtopic 740-10, Income Taxes—Overall, which provides guidance related to the accounting for uncertain tax positions. In accordance with ASC 740, the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination.

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
Pursuant to FASB ASC Subtopic 718-10-35, Stock Compensation, the initial determination of compensation cost is based on the fair value of the number of stock options granted, amortized over the vesting period. With the adoption of ASU 2016-09 (see Note 3), the Company no longer estimates its forfeiture rate in order to record stock compensation expense. Under, ASU 2016-09, the Company now records the impact of forfeitures on stock compensation expense in the period the forfeitures occur. Expense related to stock options is recognized using the straight-line attribution method. Compensation cost for restricted stock units is measured at the fair value of the underlying shares on grant date and recognized on a straight-line basis over the vesting period.
(m) Foreign Currency
The Company’s foreign subsidiary in India designates the U.S. dollar as the functional currency. For the subsidiary, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Foreign currency gains and losses associated with remeasurement are included in operating loss in the consolidated statements of operations.
Foreign currency gains associated with transactions and remeasurement were $0.2 million for the three months ended March 31, 2016 and 2015.
(n) Non-Monetary Transactions
The Company occasionally participates in non-monetary transactions with its customers in exchange for marketing and other services. In accordance with FASB ASC Topic 845 – Nonmonetary transactions, non-monetary transactions with commercial substance are recorded at the estimated fair value of the services received from or provided to the counterparty, whichever is more clearly evident. In certain periods there are timing differences between the revenue and the related expense, due to the timing of delivery and receipt of services. Non-monetary transaction revenue totaled $0.5 million for the three months ended March 31, 2016, and $0.7 million for the three months ended March 31, 2015. Non-monetary transaction expense totaled $0.4 million for the three months ended March 31, 2016, and $0.7 million for the three months ended March 31, 2015.
3. New Accounting Pronouncements
In March 2016, the FASB issued an amendment to ASC Topic 718, Compensation-Stock Compensation. ASU 2016-09, Compensation-Stock Compensation (Topic 718), simplifies several aspects of the accounting for stock-based compensation, including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. Primarily, this ASU eliminates the Additional Paid-In Capital pool ("APIC pool") concept and reduces the complexity in accounting for excess tax benefits and tax deficiencies. Under the new guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, under the new guidance, a company may make a policy election to either estimate the number of stock awards that are expected to vest or account for forfeitures as they occur. This amendment would have become effective for the Company in the first quarter of 2017. However, the Company early adopted this standard on a prospective basis in the first quarter of 2016 and elected to account for forfeitures as they occur. The adoption of this standard required the Company to record a cumulative-effect adjustment to address historical forfeiture rate estimates for stock-based awards that were unvested as of December 31, 2015. The cumulative-effect adjustment resulted in an offsetting entry to Additional Paid-in Capital and Retained Earnings of $1.4 million, resulting in no net impact on Total Stockholders' Equity.
In February 2016, the FASB issued an amendment to ASC Topic 840: Leases. ASU 2016-02, Leases (Topic 842), which conforms the treatment for all leases by requiring the lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about leases. Under current US GAAP, leases designated as operating leases rather than capital leases are not reflected on the balance sheet. This amendment will become effective for the Company in the first quarter of 2019, although earlier adoption is permitted for financial statements that have not been issued. Management is currently assessing the effect the adoption of this standard will have on its consolidated financial statements.
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
We adopted the provisions of ASU 2015-17 prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduces complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations, and cash flows.
In September 2015, the FASB issued an amendment to ASC Topic 805: Business Combinations. ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, simplifies the accounting for measurement period adjustments by requiring companies to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under current U.S. GAAP, these measurement period adjustments are required to be recorded as retrospective adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to Goodwill. This amendment became effective for the Company in the first quarter of 2016. The adoption of ASU 2015-16 did not have a significant impact on our financial position, results of operations, and cash flows.
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
4. Net Loss Per Share
The Company calculates basic net (loss) income per share of common stock by dividing net (loss) income for the period by the weighted-average number of shares of common stock outstanding during the period. The Company calculates diluted net income per share by dividing net income (loss) attributable to the Company for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect of share-based equity awards during the period, using the treasury stock method.

The computation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,198)	$(2,352)
Weighted average number of shares outstanding:
Weighted average common shares outstanding for basic and diluted earnings per share	42,061,527	41,236,164
Net loss per share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)
The weighted average number of shares outstanding used in the computation of diluted loss per share for the three months ended March 31, 2016 and 2015, respectively, does not include the effect of 1,367,318 and 2,012,102, stock options and restricted stock units, as the effect would have been anti-dilutive.
5. Income Taxes
The Company generally estimates its annual effective tax rate for the full fiscal year and applies that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company generally records discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate for the annual effective tax rate. For the three months ended March 31, 2016, the Company determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process. As a result, the Company has recorded the provision for income taxes for the three months ended March 31, 2016 using the actual effective rate for the three months ended March 31, 2016 (the “cut-off” method). The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was calculated based on an actual effective tax rate plus discrete items.
The Company’s consolidated effective tax rate for the three months ended March 31, 2016 was (159.3)%. The Company’s consolidated effective tax rate for the three months ended March 31, 2015 was 44.4%.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Management believes the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its U.S. net deferred tax assets. However, the Company does not have sufficient objective evidence to support the future use of U.S. deferred tax assets and certain deferred tax assets related to foreign tax credits, and accordingly, established a valuation allowance against these deferred tax assets as required by generally accepted accounting principles. Recording this valuation allowance does not impact the Company’s ability to realize the benefit of this asset.
The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. As of March 31, 2016, the undistributed earnings of the Company’s foreign affiliates was $13.0 million.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense when assessed.

6. Stock-Based Compensation
Stock Options
Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The awards vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire ten years after the date of grant. At March 31, 2016, there were 8,355,166 shares available for the Company to grant under the 2013 Equity Incentive Plan.
The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for 2016 and 2015 grants are provided in the table below. Because the Company’s shares were not publicly traded prior to August 9, 2013 and its shares were rarely traded privately, and due to the limited trading history since August 9, 2013, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. Similarly, due to the Company's limited trading history, the expected term is calculated using the simplified method, which is an average of the respective options' remaining contractual term and their expected vesting dates. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.
The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Dividend yield	0.00%	0.00%
Volatility	41.52%	45.80%
Expected term (years)	6.58	6.31
Risk-free interest rate	1.66%	1.52%
Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2015	4,127,395	$18.60	7.57	$67,323
Granted	51,667	22.88
Exercised	(51,339)	9.38
Forfeited	(75,921)	24.56
Expired	(282)	8.00
Balance at March 31, 2016	4,051,520	$18.66	7.39	$11,104
Exercisable at March 31, 2016	1,475,597	$7.84	5.55	$20,006
The weighted average grant date fair value of options granted during the three months ended March 31, 2016 was $10.03. The total intrinsic value of options exercised during the three months ended March 31, 2016 was $0.7 million.
The Company recorded stock-based compensation expense related to options of $2.0 million and $1.8 million during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was $22.4 million of total unrecognized compensation cost related to unvested stock options granted under the Plan, which is expected to be recognized over a weighted average period of 2.51 years.
Restricted Stock Units
During the three months ended March 31, 2016, the Company issued restricted stock units (RSUs) to employees.

RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2015	902,876	$28.49	1.77	$31,519
Granted	22,787	22.83
Vested	(131,431)	28.47
Forfeited	(16,796)	27.48
Balance at March 31, 2016	777,436	$28.35	1.83	$16,637
The related compensation expense for restricted stock units recognized during the three months ended March 31, 2016 and 2015 was $1.6 million and $1.0 million, respectively. At March 31, 2016, there was $18.6 million of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.82 years.
7. Stockholders’ Equity
Changes in Stockholders’ Equity
Changes in stockholders’ equity for the three months ended March 31, 2016 were as follows (in thousands, except share amounts):

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance as of December 31, 2015	42,523,229	$43	$(3,966)	$218,493	$(40,015)	$(274)	$174,281
Cumulative-effect adjustment	—	—	—	1,421	(1,421)	—	—
Balance as of December 31, 2015, as adjusted	42,523,229	43	(3,966)	219,914	(41,436)	(274)	174,281
Net loss	—	—	—	—	(1,198)	—	(1,198)
Stock-based compensation expense	—	—	—	3,623	—	—	3,623
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—
Exercise of stock options	51,339	—	—	471	—	—	471
Vesting of restricted stock awards	131,431	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(107)	(107)
Balance as of March 31, 2016	42,705,999	$43	$(3,966)	$224,008	$(42,634)	$(381)	$177,070

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

b) Acquisition Payouts
A summary of the changes in the recorded amount of accrued compensation and deferred consideration from acquisitions from December 31, 2015 to March 31, 2016 is as follows (dollars in thousands):

	Compensation	Deferred Consideration	Total
Liability as of December 31, 2015	$375	$2,490	$2,865
Payments	—	—	—
Additional accruals	476	—	476
Liability as of March 31, 2016	$851	$2,490	$3,341
The accrued compensation and consideration related to acquisition payouts is recorded within accrued and other current liabilities on the accompanying consolidated balance sheets.
9. Subsequent Events
The Company has evaluated subsequent events through May 5, 2016, the date the financial statements were available to be issued.
On April 17, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Papay Holdco, LLC (“Parent”) and Papay Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund VI, L.P. (“Fund VI”) and Vista Holdings Group, L.P. (“Holdings”, and together with Fund VI, the “Vista Funds”).
At the effective time of the merger, each share of common stock, par value $0.001 per share, of the Company issued and outstanding as of immediately prior to the effective time will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $36.00 per share, without interest thereon.
Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval under the antitrust and competition laws of Austria, the effectiveness of certain filings with the SEC, and approvals by the Company's stockholders. The parties have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses and the use of reasonable best efforts to cause the conditions of the Merger to be satisfied.
The Company and Vista Funds currently anticipate the closing of the transaction to occur in the third calendar quarter of 2016.
The Company has recorded no transaction costs related to this transaction in the three months ended March 31, 2016.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed on March 1, 2016. The words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three months ended March 31, 2016 and 2015 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three months ended March 31, 2016 and 2015 includes all adjustments, consisting of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.
Overview
We are a leading cloud-based enterprise event management company, with approximately 16,000 customers worldwide. We provide solutions for both sides of the corporate events and meetings ecosystem: (i) event and meeting planners, through our Event Cloud, and (ii) hoteliers and venues, through our Hospitality Cloud. Our integrated, cloud-based solution addresses the entire event lifecycle by allowing event and meeting planners to automate and streamline the process of planning, organizing and executing successful events for organizations of all sizes and industries. Our online marketplace connects event planners and venues through our vertical search engine that accesses our proprietary database of detailed venue information. The combination of these cloud-based solutions creates an integrated platform that allows us to generate revenue from both sides of the meetings and events ecosystem.
Our meeting and event planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual and multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise events and meetings including external events, such as conferences, tradeshows, and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our Event Cloud was $36.4 million for the three months ended March 31, 2016, or 70% of our total revenue during the period, and $28.3 million for the three months ended March 31, 2015, or 69% of our total revenue during the period. We generally recognize revenue from these contracts ratably over the term of the contract.
On the other side of the event ecosystem, hoteliers and venues primarily utilize our Hospitality Cloud solutions to generate more visibility with ready-to-transact event and meeting planners. Our largest online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with approximately 240,000 venues in our proprietary database. We believe that CSN contains the world’s largest and most accurate searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual and multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. The CSN is available with the same functionality to users of our paid subscription event and meeting platform solutions as well as to event and meeting planners that simply visit the CSN site and establish a free user account. All of these users have the ability to submit RFPs to hotels and venues free of charge using the CSN. Revenue from our Hospitality Cloud was $15.9 million for the three months ended March 31, 2016, or 30% of our total revenue during the period, and $12.8 million for the three months ended March 31, 2015, or 31% of our total revenue during the period.
Pending Merger
On April 17, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Papay Holdco, LLC (“Parent”) and Papay Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund VI, L.P. (“Fund VI”) and Vista Holdings Group, L.P. (“Holdings”, and together with Fund VI, the “Vista Funds”).

At the effective time of the merger, each share of common stock, par value $0.001 per share, of the Company issued and outstanding as of immediately prior to the effective time will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $36.00 per share, without interest thereon.
Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval under the antitrust and competition laws of Austria, the effectiveness of certain filings with the SEC, and approvals by the Company's stockholders. The parties have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses and the use of reasonable best efforts to cause the conditions of the Merger to be satisfied.
The Company and Vista Funds currently anticipate the closing of the transaction to occur in the third calendar quarter of 2016.
Financial Operations Overview
Revenue
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
Event Cloud subscription revenue also includes revenue from our onsite event solutions, mobile event apps and web survey products. Our Enterprise solutions and our mobile event apps are the fastest growing products within our business.
Hospitality Cloud. As discussed above under Note 2, towards the end of 2014, we branded the Hospitality Cloud to provide a full spectrum of cloud-based solutions across the hotel group sales lifecycle. However, substantially all Hospitality Cloud revenue is still generated through our group marketing solutions. Prior to this, we primarily concentrated on servicing the hospitality sector with marketing solutions through our CSN, which provided substantially all of the revenue for this product line in 2015 and prior. Marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to marketers, principally hotels and venues. Such solutions include prominent display of a customer’s venue within CSN, the Cvent Destination Guide, the Elite Meetings magazine or in various electronic newsletters. Pricing for the advertisements is based on the term of the advertisement, targeted geography, number of advertisements and prominence of the ad placement.
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

We are invested in our customers' success and as such, we will continue to invest in providing support, expanding our capacity to support our growth and developing new features to enhance our existing products. In the near-term, this will result in higher cost of revenue in absolute dollars, but we expect that in future periods cost of revenue will remain relatively consistent as a percentage of revenue.
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenues. We expect that in future periods, our gross margin will remain relatively consistent from period to period.
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
We expect our general and administrative expenses to increase in absolute dollars, but to remain relatively constant as a percentage of revenue, over the short-term as we continue to expand our operations and hire additional personnel to support our growth. We expect to continue to incur expenses related to outside legal counsel, accounting and auditing activities, compliance with public company reporting and corporate governance requirements, insurance requirements and enhancing our internal control environment.
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

Critical Accounting Policies and Estimates
Our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K dated March 1, 2016, and filed with the SEC.
In March 2016, the FASB issued an amendment to ASC Topic 718, Compensation-Stock Compensation. ASU 2016-09, Compensation-Stock Compensation (Topic 718), simplifies several aspects of the accounting for stock-based compensation, including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. Primarily, this ASU eliminates the Additional Paid-In Capital pool ("APIC pool") concept and reduces the complexity in accounting for excess tax benefits and tax deficiencies. Under the new guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, under the new guidance, a company may make a policy election to either estimate the number of stock awards that are expected to vest or account for forfeitures as they occur. This amendment would have become effective for the Company in the first quarter of 2017. However, the Company early adopted this standard on a prospective basis in the first quarter of 2016 and elected to account for forfeitures as they occur. The adoption of this standard required the Company to record a cumulative-effect adjustment to address historical forfeiture rate estimates for stock-based awards that were unvested as of December 31, 2015. The cumulative-effect adjustment resulted in an offsetting entry to Additional Paid-in Capital and Retained Earnings of $1.4 million, resulting in no net impact on Total Stockholders' Equity.
In February 2016, the FASB issued an amendment to ASC Topic 840: Leases. ASU 2016-02, Leases (Topic 842), which conforms the treatment for all leases by requiring the lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about leases. Under current US GAAP, leases designated as operating leases rather than capital leases are not reflected on the balance sheet. This amendment will become effective for the Company in the first quarter of 2019, although earlier adoption is permitted for financial statements that have not been issued. Management is currently assessing the effect the adoption of this standard will have on its consolidated financial statements.
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
We adopted the provisions of ASU 2015-17 prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduces complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations, and cash flows.
In September 2015, the FASB issued an amendment to ASC Topic 805: Business Combinations. ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, simplifies the accounting for measurement period adjustments by requiring companies to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under current U.S. GAAP, these measurement period adjustments are required to be recorded as retrospective adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to Goodwill. This amendment became effective for the Company in the first quarter of 2016. The adoption of ASU 2015-16 did not have a significant impact on our financial position, results of operations, and cash flows.
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
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended March 31,
	2016	2015
	(In thousands)
Revenue	$52,318	$41,106
Costs of revenue	14,606	14,602
Gross profit	37,712	26,504
Operating expenses:
Sales and marketing	18,771	17,740
Research and development	10,364	5,035
General and administrative	9,068	7,967
Intangible asset amortization, excluding cost of revenue	737	293
Gain from foreign currency transactions	(214)	(186)
Total operating expenses	38,726	30,849
Loss from operations	(1,014)	(4,345)
Interest income	552	544
Other expense	—	(426)
Loss before income taxes	(462)	(4,227)
Provision for (benefit from) income taxes	736	(1,875)
Net loss	$(1,198)	$(2,352)

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended March 31,
	2016	2015
Revenue	100%	100%
Costs of revenue	28	36
Gross margin	72	64
Operating expenses:
Sales and marketing	36	43
Research and development	20	12
General and administrative	17	19
Intangible asset amortization, excluding cost of revenue	1	1
Gain from foreign currency transactions	—	—
Total operating expenses	74	75
Loss from operations	(2)	(11)
Interest income	1	1
Other expense	—	(1)
Loss before income taxes	(1)	(11)
Provision for (benefit from) income taxes	1	(5)
Net loss	(2)%	(6)%
Comparison of Three months ended March 31, 2016 and 2015
Revenue

	Three months ended March 31,		Variance	% Change
	2016	2015
Revenue by product:
Event Cloud	$36,390	$28,271	$8,119	29%
Hospitality Cloud	15,928	12,835	3,093	24%
Total revenue	$52,318	$41,106	$11,212	27%
Percentage of revenue:
Event Cloud	70%	69%
Hospitality Cloud	30%	31%
Total revenue	100%	100%
Total revenue increased $11.2 million during the three months ended March 31, 2016 compared to the same period in 2015, due to a $12.0 million increase in revenue from sales to new customers. Revenue from sales of additional features and functionality to existing customers contributed an additional $3.9 million in revenue for the three months ended March 31, 2016 over the corresponding period in 2015. These amounts were primarily offset by decreases in revenue due to lost customers since March 31, 2015. Included in total revenue for the three months ended March 31, 2016 and March 31, 2015 was $0.5 million and $0.7 million, respectively, of non-monetary revenue.
Event Cloud revenue increased $8.1 million during the three months ended March 31, 2016 compared to the same period in 2015, due to a $9.9 million increase in revenue from sales of event planning subscriptions to new customers. Revenue from sales of additional features and functionality to existing customers, increased registration usage and price increase contributed an additional $1.7 million in Event Cloud revenue during the three months ended March 31, 2016. These amounts were primarily offset by decreases in revenue due to customers lost since March 31, 2015.

Hospitality Cloud revenue increased $3.1 million during the three months ended March 31, 2016 compared to the same period in 2015, due to an increase of $2.2 million in revenue from sales to new customers. Revenue from sales of additional marketing solutions to existing customers and price increases contributed an additional $2.1 million in revenue during the three months ended March 31, 2016. These amounts were primarily offset by decreases in revenue due to customers lost since March 31, 2015.
We generate the majority of our revenue from North America with revenue from outside North America accounting for 11% of total revenue for the three months ended March 31, 2016 and 2015. In the near term we expect that total revenue from outside North America will increase at the same rate as the rest of our business, in absolute dollars. Therefore, as a proportion of total revenue, we expect total revenue from outside of North America to remain the same.
Cost of Revenue

	Three months ended March 31,		Variance	% Change
	2016	2015
Cost of revenue	$14,606	$14,602	$4	—%
Percentage of revenue	28%	36%
Cost of revenue remained constant for the three months ended March 31, 2016 compared to the corresponding quarter in 2015. Cost of revenue remained relatively constant because of reduced expenses as a result of the dispositions of our consumer ticketing and consumer mobile businesses and a lower allocation of product development expenses offsetting increased costs in other areas. Depreciation and amortization increased $0.9 million, costs related to serving our onsite event solutions clients increased $1.0 million and client services costs increased $0.9 million. As a percentage of revenue, cost of revenue decreased in the three months ended March 31, 2016 because cost of revenue remained relatively constant while revenue increased by 27%.
Operating Expenses

	Three months ended March 31,		Variance	% Change
	2016	2015
Operating expenses:
Sales and marketing	$18,771	$17,740	$1,031	6%
Research and development	10,364	5,035	5,329	106%
General and administrative	9,068	7,967	1,101	14%
Intangible asset amortization, excluding cost of revenue	737	293	444	152%
Gain from foreign currency transactions	(214)	(186)	(28)	15%
Total operating expenses	$38,726	$30,849	$7,877	26%
Percentage of revenue:
Sales and marketing	36%	43%
Research and development	20%	12%
General and administrative	17%	19%
Intangible asset amortization, excluding cost of revenue	1%	1%
Gain from foreign currency transactions	—%	—%
Total operating expenses	74%	75%

Sales and Marketing
Sales and marketing expenses increased by $1.0 million for the three months ended March 31, 2016 over the corresponding quarter in 2015. The increase is primarily due to increased headcount both domestically and internationally. Total sales and marketing headcount and average cost per head of our sales and marketing personnel increased from March 31, 2015 to March 31, 2016 to support revenue growth, new product lines and global expansion. The headcount cost increases and increased commissions associated with increased bookings in the first quarter of 2016 contributed $1.4 million of additional expense. In addition, stock-based compensation expense increased $0.2 million due primarily to equity grants made to new hires since March 31, 2015. These increases were offset by decreased advertising expenses of $0.7 million.
Research and Development
Research and development expenses increased by $5.3 million for the three months ended March 31, 2016 over the corresponding quarter in 2015. The increase is primarily due to an increase in our headcount and average cost per employee within our software development group for technology to support product development and minor new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines. The headcount cost increases led to $3.9 million in increased expenses in the three months ended March 31, 2016 over the corresponding quarter in 2015, net of software costs capitalized during the period. In addition, stock-based compensation expense increased $0.4 million due primarily to equity grants made to new hires since March 31, 2015. Depreciation and amortization increased by $0.3 million. The remaining increase is the result of increased rent and the use of outside service providers.
General and Administrative
General and administrative expenses increased by $1.1 million for the three months ended March 31, 2016 as compared to the comparable prior period. The increase was primarily due to increased headcount and increased average cost per employee to manage our fast growing business. Total headcount and average cost per head related to general and administrative operations increased from March 31, 2015 to March 31, 2016, which contributed $1.1 million of increased personnel and related expenses in the three months ended March 31, 2016. In addition, stock-based compensation increased by $0.3 million due primarily to equity grants made to new hires since March 31, 2015. These increases were offset by the decreased use of professional services firms of $0.7 million.
Intangible Asset Amortization, Excluding Cost of Revenue
Intangible asset amortization, excluding cost of revenue, increased by $0.4 million for the three months ended March 31, 2016 over the corresponding quarter in 2015. The increase is primarily due to increased intangible assets from acquisition activity as we continue to strategically acquire companies to aid in our short and long-term growth.
Gains From Foreign Currency Transactions

The gains from foreign currency transactions remained constant in the amount of $0.2 million for the three months ended March 31, 2016 and the corresponding quarter in 2015.
Interest Income

	Three months ended March 31,		Variance	% Change
	2016	2015
Interest income	$552	$544	$8	1%
Percentage of revenue	1%	1%
Interest income remained relatively constant in the amount of $0.6 million and $0.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Provision for (benefit from) Income Taxes

	Three months ended March 31,		Variance	% Change
	2016	2015
Provision for (benefit from) income taxes	$736	$(1,875)	$2,611	(139)%
Percentage of revenue	1%	(5)%
The income tax expense for the three months ended March 31, 2016 increased by $2.6 million compared to the three months ended March 31, 2015, where we recorded an income tax benefit. This increased expense was primarily due to the taxable operations in foreign jurisdictions, the impact of changes in valuation allowances and tax deficiencies related to stock compensation.
Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO, we financed our operations primarily through cash generated from operating activities and in earlier periods from private placements of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to us after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to us after offering expenses. As of March 31, 2016, we had $157.8 million of cash and cash equivalents, excluding $19.3 million of short-term investments.
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
Working Capital and Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$37,650	$14,387
Net cash provided by (used in) investing activities	1,275	(5,853)
Net cash provided by financing activities	466	237
Effect of exchange rates on cash	(219)	(123)
Change in cash and cash equivalents	$39,172	$8,648
Our cash, cash equivalents and short-term investments at March 31, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of March 31, 2016, $11.9 million of our total cash and cash equivalents were held in deposit accounts outside the United States and may be subject to repatriation. All of our short-term investments were held in India. These balances are available for general corporate purposes and we presently do not intend to repatriate these funds.

Operating Activities
Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the three months ended March 31, 2016 and 2015 is primarily attributable to robust cash collections as shown by the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the first and fourth quarter.
Net cash provided by operating activities was $37.7 million for the three months ended March 31, 2016, which was driven primarily by a decrease in accounts receivable of $3.8 million, an increase in deferred revenue of $21.6 million, which is reflective of our historical cash collections and billing cycle. These cash inflows were further supported by an increase in accounts payable, accrued expenses, and other liabilities of $1.4 million, a decrease in prepaid expenses and other assets of $2.6 million. Net cash provided by operating activities was also driven down by a net (loss) for the period, as adjusted for the exclusion of depreciation, amortization and stock-based compensation of approximately $8.3 million.
Investing Activities
Our investing activities have consisted primarily of purchases of equipment and costs related to software developed for internal use, short-term investments, business acquisitions, and contingent consideration payments related to acquisitions. We expect our capital expenditures and our investment activity to continue to increase as our business grows.
Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2016. The net cash inflow was the result of a decline in net purchases of short-term investments of $7.5 million. This cash inflow was offset by the use of cash in the amount of $5.4 million for capitalized software development costs and an investment of $1.2 million in property and equipment.
Financing Activities
For the three months ended March 31, 2016, net cash from financing activities provided $0.5 million in cash during the period driven by net proceeds received from the exercise of stock options of $0.5 million.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2015 through March 31, 2016.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Risk
Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. To the extent that transactions by foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction gains are included in loss from operations and totaled $0.2 million in the three months ended March 31, 2016 and March 31, 2015.

The majority of our Cvent Europe Ltd. revenues are earned in British Pounds and Euros. The revenue for Cvent Europe Ltd, was $2.8 million and $2.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
An increase or decrease of 10% in the applicable foreign exchange rates would not have a material impact on our financial position.
As of March 31, 2016, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our cash equivalents primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. Our short-term investments primarily consist of bank certificates of deposit, all of which are held in India. As of March 31, 2016, we had $157.8 million of cash and cash equivalents, excluding $19.3 million of short-term investments. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio and our tendency to hold investments to maturity, we do not believe an immediate increase or decrease in interest rates of 1% would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the material weakness in our internal control over financial reporting as discussed below. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include an unremediated material weakness in internal controls over financial reporting.

(b) Material Weaknesses in Internal Control over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and identified material weaknesses in our internal control over financial reporting as of December 31, 2015 as defined in SEC Regulation S-X. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2015, the primary factors contributing to the material weakness, which relates to our control environment and financial statement close process, were:

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

This material weakness remains unremediated as of March 31, 2016. As discussed below in Item 4(c), we are implementing measures in an attempt to remediate this material weakness.
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
During the fiscal quarter ending March 31, 2016, we continued to make the following changes to our internal control over financial reporting:

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

While we have made significant progress with respect to cut off procedures, the preparation of the tax provision, review of account reconciliations, and with respect to the enhancement of controls related to the preparation and review of our financial statements, we will not consider the material weakness remediated until our internal control processes have been operational for a sufficient period of time and have been successfully tested. Accordingly, we have determined that we continue to have a material weakness in our internal control over financial reporting as of March 31, 2016. We also cannot provide assurance that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2016.

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
d) Changes in Internal Control over Financial Reporting
Other than as described under Plan for Remediation of Material Weakness in Internal Control over Financial Reporting" above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
From time to time, we may become involved in legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 1A.    Risk Factors
Other than as described below, the risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016, remain current in all material respects. Those risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

The pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our stockholders, the absence of certain legal impediments, and the approval of antitrust authorities in the United States and Austria. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger gives rise to inherent risks that include:

•	the inability to complete the Merger due to the failure to satisfy the conditions to the completion of the Merger;

•
the risk that if the Merger is not completed, investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger;

•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•
the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals), and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•
the inability to attract and retain key personnel pending consummation of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•	potential future stockholder litigation could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•
the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger, including the requirement to pay a termination fee of $45.3 million if we terminate the agreement governing the Merger under certain circumstances;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger; and

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2016
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

Cvent, Inc.
/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date: May 5, 2016

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
2.1	Stock Purchase Agreement, dated June 12, 2012, by and among Registrant, CrowdCompass, Inc. and stockholders of CrowdCompass, Inc.	S-1	333-189837	2.1	July 8, 2013
2.2	Membership Unit Purchase Agreement by and among Cvent Atlanta, LLC, the Members of SignUp4, LLC, the Founders of SignUp4, LLC, the Representative of the Members and Cvent, Inc., dated as of May 8, 2015.	8-K	001-36043	2.1	May 11, 2015
2.3	Asset Purchase Agreement, by and among CrowdTorch LLC, Cvent, Inc., and Vendini, Inc., dated as of December 3, 2015.	8-K	001-36043	2.1	December 7, 2015
2.4	Agreement and Plan of Merger, dated as of April 17, 2016, by and among Papay Holdco, LLC, Papay Merger Sub, Inc. and Cvent, Inc.	8-K	001-36043	2.1	April 18, 2016
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-189837	3.2	August 5, 2013
3.2	Amended and Restated Bylaws	8-K	001-36043	3.1	April 18, 2016
4.1	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Registrant and certain security holders of Registrant.	S-1	333-189837	4.1	July 8, 2013
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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