Form 10-Q
period 2016-06-30
CVENT INC
filed 2016-08-05
CIK 1122897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2016, there were 42,357,947 shares of the registrant’s common stock outstanding.

CVENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the adoption of our cloud-based solutions and introduction of new products, regulatory compliance and changes in the regulatory landscape affecting our business, impact of litigation, plans for growth and future operations, effects of acquisitions, expectations and uncertainties regarding the pending acquisition of Cvent, effects of material weaknesses in the design and operating effectiveness of our internal control over financial reporting and ineffective disclosure controls and procedures, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and uncertainties include, but are not limited to, those listed or incorporated by reference under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
We believe that it is important to communicate our future expectations. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, filed on March 1, 2016 and amended April 29, 2016, or in our Quarterly Report on Form 10-Q filed on May 5, 2016, could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Cvent, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,858	$118,662
Restricted cash	—	378
Short-term investments	13,743	26,799
Accounts receivable, net of reserve of $281 and $248, respectively	24,536	30,483
Prepaid expense and other current assets	11,803	17,175
Total current assets	212,940	193,497
Property and equipment, net	22,353	24,416
Capitalized software development costs, net	28,540	24,039
Intangible assets, net	14,942	17,055
Goodwill	38,900	38,940
Other assets, non-current, net	4,835	3,653
Total assets	$322,510	$301,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,827	$1,692
Accrued expenses and other current liabilities	29,868	29,241
Deferred revenue	89,929	77,524
Total current liabilities	123,624	108,457
Deferred tax liabilities, non-current	2,479	2,347
Deferred rent, non-current	11,167	11,527
Other liabilities, non-current	7,182	4,988
Total liabilities	144,452	127,319
Commitments and contingencies (note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; zero issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized at June 30, 2016 and December 31, 2015; 42,870,262 and 42,523,229 shares issued and 42,350,048 and 42,003,015 outstanding at June 30, 2016 and December 31, 2015, respectively	43	43
Treasury stock	(3,966)	(3,966)
Additional paid-in capital, as adjusted (2015) (note 7)	231,022	219,914
Accumulated other comprehensive loss	(740)	(274)
Accumulated deficit, as adjusted (2015) (note 7)	(48,301)	(41,436)
Total stockholders’ equity	178,058	174,281
Total liabilities and stockholders’ equity	$322,510	$301,600
See accompanying notes to the consolidated financial statements

Cvent, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$59,619	$47,323	$111,937	$88,429
Cost of revenue[1]	16,690	14,332	31,296	28,934
Gross profit	42,929	32,991	80,641	59,495
Operating expenses:
Sales and marketing[1]	25,795	23,063	44,566	40,803
Research and development[1]	11,754	4,879	22,118	9,914
General and administrative[1]	9,635	8,551	18,703	16,518
Intangible asset amortization, excluding cost of revenue	736	519	1,473	812
Losses (gains) from foreign currency transactions	123	1,018	(91)	832
Total operating expenses	48,043	38,030	86,769	68,879
Loss from operations	(5,114)	(5,039)	(6,128)	(9,384)
Interest income	406	577	958	1,121
Other expense	—	—	—	(426)
Loss before income taxes	(4,708)	(4,462)	(5,170)	(8,689)
Provision for (benefit from) income taxes	959	1,213	1,695	(662)
Net loss	$(5,667)	$(5,675)	$(6,865)	$(8,027)
Net loss per common share:
Basic	$(0.13)	$(0.14)	$(0.16)	$(0.19)
Diluted	$(0.13)	$(0.14)	$(0.16)	$(0.19)
Weighted average common shares outstanding—basic	42,241,947	41,571,379	42,151,737	41,404,698
Weighted average common shares outstanding—diluted	42,241,947	41,571,379	42,151,737	41,404,698
Other comprehensive loss:
Foreign currency translation (loss) gain	(359)	96	(466)	51
Comprehensive loss	$(6,026)	$(5,579)	$(7,331)	$(7,976)

[1]Stock-based compensation expense included in the above:
Cost of revenue	$520	$498	$973	$973
Sales and marketing	1,717	1,105	2,947	2,135
Research and development	1,565	729	2,687	1,474
General and administrative	1,118	417	1,936	973
Total	$4,920	$2,749	$8,543	$5,555
See accompanying notes to the consolidated financial statements

Cvent, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(6,865)	$(8,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,302	8,813
Loss on asset disposal	—	436
Foreign currency transaction gain	23	34
Stock-based compensation expense	8,543	5,555
Deferred taxes	170	(2,133)
Change in operating assets and liabilities:
Accounts receivable, net	5,693	20,922
Prepaid expenses and other assets	4,442	(3,453)
Accounts payable, accrued expenses and other liabilities	5,764	3,414
Deferred revenue	13,633	(1,024)
Net cash provided by operating activities	43,705	24,537
Investing activities:
Purchase of property and equipment	(2,329)	(2,223)
Capitalized software development costs	(11,170)	(9,817)
Net maturities (purchases) of short-term investments	13,056	(3,758)
Acquisition and acquisition-related consideration payments	(1,063)	(19,331)
Restricted cash	378	—
Net cash used in investing activities	(1,128)	(35,129)
Financing activities:
Proceeds from exercise of stock options	2,565	778
Excess tax benefits from stock-based compensation	—	1,978
Net cash provided by financing activities	2,565	2,756
Effect of exchange rate changes on cash and cash equivalents	(946)	66
Change in cash and cash equivalents	44,196	(7,770)
Cash and cash equivalents, beginning of period	118,662	144,544
Cash and cash equivalents, end of period	$162,858	$136,774
Supplemental cash flow information:
Income tax (refund) paid	$(3,648)	$599
Supplemental disclosure of noncash investing activities:
Outstanding payments for purchase of property and equipment in accounts payable at period end	$49	$704
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The financial information presented in the accompanying unaudited consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015 has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto.
(b) Reclassification
Certain items in the prior period financial statements have been reclassified for comparative purposes to conform to the current period presentation.
(c) Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made by management include estimated useful lives of property and equipment and capitalized software development costs, the fair value of goodwill and intangibles, determination of estimated selling prices, allowances for doubtful accounts, valuation of deferred tax assets, valuation assumptions in purchase accounting, certain assumptions related to stock-based compensation, income taxes and legal and other contingencies. Actual results could differ from those estimates and assumptions.
(d) Cash and Cash Equivalents
Highly liquid financial instruments purchased with original maturities of 90 days or less at the date of purchase are reported as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Included in cash and cash equivalents are funds representing amounts reserved for registrations sold on behalf of customers. While these funds are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company had amounts due to customers of $3.3 million and $1.8 million included within cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

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

(f) Revenue Recognition
The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing solutions. These services are generally provided under annual and multi-year contracts that are generally only cancellable for cause. Revenue is generally recognized on a straight-line basis over the term of the contract. The Company recognizes revenue when all of the following conditions are met:

(i)	persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the solutions or services will be provided;

(ii)	delivery to customers has occurred or services are rendered;

(iii)	the fee is fixed or determinable; and

(iv)	collection of the fees is reasonably assured.
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
(g) Deferred Revenue
Deferred revenue consists of contractual billings or payments received in advance of revenue recognition (and for which the underlying contract term has commenced) from Event Cloud services or Hospitality Cloud solutions that are subsequently recognized when the revenue recognition criteria are met. The Company generally invoices customers in advance in annual or quarterly installments.
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
Pursuant to FASB ASC Subtopic 718-10-35, Stock Compensation, the initial determination of compensation cost is based on the fair value of the number of stock options granted, amortized over the vesting period. With the adoption of ASU 2016-09 (see Note 3), the Company no longer estimates its forfeiture rate in order to record stock compensation expense. Under ASU 2016-09 the Company now records the impact of forfeitures on stock compensation expense in the period the forfeitures occur. Expense related to stock options is recognized using the straight-line attribution method. Compensation cost for restricted stock units is measured at the fair value of the underlying shares on grant date and recognized on a straight-line basis over the vesting period.
(m) Foreign Currency
The Company’s foreign subsidiary in India designates the U.S. dollar as the functional currency. For the subsidiary, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Foreign currency gains and losses associated with remeasurement are included in losses (gains) from foreign currency transactions in the consolidated statements of operations.
Foreign currency losses (gains) associated with transactions and remeasurement were $0.1 million and ($0.1 million) for the three and six months ended June 30, 2016, respectively, and $1.0 million and $0.8 million for the three and six months ended June 30, 2015, respectively.
(n) Non-Monetary Transactions
The Company occasionally participates in non-monetary transactions with its customers in exchange for marketing and other services. In accordance with FASB ASC Topic 845 – Nonmonetary transactions, non-monetary transactions with commercial substance are recorded at the estimated fair value of the services received from or provided to the counterparty, whichever is more clearly evident. In certain periods there are timing differences between the revenue and the related expense, due to the timing of delivery and receipt of services. Non-monetary transaction revenue totaled $1.8 million and $2.3 million for the three and six months ended June 30, 2016, respectively, and $2.6 million and $3.3 million for the three and six months ended June 30, 2015, respectively. Non-monetary transaction expense totaled $2.0 million and $2.4 million for the three and six months ended June 30, 2016, respectively, and $3.1 million and $3.9 million for the three and six months ended June 30, 2015, respectively.
3. New Accounting Pronouncements
Adopted
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
In November 2015, the FASB issued an amendment to ASC Topic 740: Income Taxes. ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively, or retrospectively to all periods presented. The Company adopted the provisions of ASU 2015-17 prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduces complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations, and cash flows.
In September 2015, the FASB issued an amendment to ASC Topic 805: Business Combinations. ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, simplifies the accounting for measurement period adjustments by requiring companies to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to adoption, these measurement period adjustments were required to be recorded as retrospective adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to Goodwill. This amendment became effective for the Company in the first quarter of 2016. The adoption of ASU 2015-16 did not have a significant impact on our financial position, results of operations, and cash flows.

Pending/ Under Review
In February 2016, the FASB issued an amendment to ASC Topic 840: Leases. ASU 2016-02, Leases (Topic 842), which conforms the treatment for all leases by requiring the lessees to recognize the lease assets and lease liabilities that arise from substantially all leases in the statement of financial position and to disclose qualitative and quantitative information about leases. Under current US GAAP, leases designated as operating leases rather than capital leases are not reflected on the balance sheet. This amendment will become effective for the Company in the first quarter of 2019, although earlier adoption is permitted for financial statements that have not been issued. Management is currently assessing the effect the adoption of this standard will have on the Company's consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board issued joint guidance to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for the Company to be the first quarter of 2018. Early adoption is permitted for the Company, but only as of the first quarter of 2017. Management is currently evaluating which adoption method it will use and assessing the effect the adoption of this standard will have on the Company's consolidated financial statements.
4. Net Loss Per Share
The Company calculates basic net loss per share of common stock by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company calculates diluted net loss per share by dividing net loss attributable to the Company for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect of share-based equity awards during the period, using the treasury stock method.
The computation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,667)	$(5,675)	$(6,865)	$(8,027)
Weighted average number of shares outstanding:
Weighted average common shares outstanding for basic and diluted earnings per share	42,241,947	41,571,379	42,151,737	41,404,698
Net loss per share:
Basic	$(0.13)	$(0.14)	$(0.16)	$(0.19)
Diluted	$(0.13)	$(0.14)	$(0.16)	$(0.19)
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following stock options and restricted stock units because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive: stock options and restricted stock units	1,861,934	1,770,754	1,614,626	1,890,761
5. Income Taxes
The Company generally estimates its annual effective tax rate for the full fiscal year and applies that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the respective periods. The Company generally records discrete items in each respective period as appropriate. However, if a company is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate for the annual effective tax rate. For the three and six months ended June 30, 2016 and the comparable periods in 2015, the Company determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process. As a result, the effective tax rate for the three and six month periods ended June 30, 2016 and 2015 was calculated based on an actual effective tax rate, (the "cut-off" method), plus discrete items.
The Company’s consolidated effective tax rate for the three and six months ended June 30, 2016 was a benefit of 20.4% and a benefit of 32.8%, respectively. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2015 was a benefit of 27.2% and 7.6%, respectively.
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
The Company permanently reinvests cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. As of June 30, 2016, the undistributed earnings of the Company’s foreign affiliates was $14.8 million.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense when assessed.
6. Stock-Based Compensation
Stock Options
Stock options are granted with an exercise price equal to the stock’s fair value at the date of grant. The awards vest at various times from the date of grant, with most options vesting in tranches generally over four years. All options expire ten years after the date of grant. At June 30, 2016, there were 6,940,134 shares available for the Company to grant under the 2013 Equity Incentive Plan.
The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions for 2016 grants are provided in the table below. Because the Company’s shares were not publicly traded prior to August 9, 2013 and its shares were rarely traded privately, and due to the limited trading history since August 9, 2013, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. Similarly, due to the Company's limited trading history, the expected term is calculated using the simplified method, which is an average of the respective options' remaining contractual term and their expected vesting dates. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. Expense is recognized using the straight-line attribution method.
The following is a summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Dividend yield	0.00%	0.00%
Volatility	41.83%	41.81%
Expected term (years)	6.26	6.28
Risk-free interest rate	1.52%	1.52%
Stock option activity during the periods indicated is as follows:

	Number of shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2015	4,127,395	$18.60	7.57	$67,323
Granted	1,081,815	21.75
Exercised	(211,102)	12.19
Forfeited	(121,605)	24.86
Expired	(792)	20.13
Balance at June 30, 2016	4,875,711	$19.42	7.71	$79,481
Exercisable at June 30, 2016	1,625,396	$8.10	5.44	$44,886
The weighted average grant date fair value of options granted during the six months ended June 30, 2016 was $9.31. The total intrinsic value of options exercised during the six months ended June 30, 2016 was $4.3 million.
The Company recorded stock-based compensation expense related to options of $2.6 million and $1.6 million during the three months ended June 30, 2016 and 2015, respectively, and $4.6 million and $3.4 million during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was $28.7 million of total unrecognized compensation cost related to unvested stock options granted under the Plan, which is expected to be recognized over a weighted average period of 2.79 years.

Restricted Stock Units
During the six months ended June 30, 2016, the Company issued restricted stock units (RSUs) to employees.
RSU activity during the periods indicated is as follows:

	Number of shares subject to restriction	Weighted average share value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2015	902,876	$28.49	1.77	$31,519
Granted	463,613	21.75
Vested	(135,931)	28.61
Forfeited	(26,794)	26.69
Balance at June 30, 2016	1,203,764	$25.92	1.81	$43,000
The related compensation expense for restricted stock units recognized during the three months ended June 30, 2016 and 2015 was $2.3 million and $1.2 million, respectively, and $3.9 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was $25.6 million of total unrecognized compensation cost related to unvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.97 years.
7. Stockholders’ Equity
Changes in Stockholders’ Equity
Changes in stockholders’ equity for the six months ended June 30, 2016 were as follows (in thousands, except share amounts):

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance as of December 31, 2015	42,523,229	$43	$(3,966)	$218,493	$(40,015)	$(274)	$174,281
Cumulative-effect adjustment	—	—	—	1,421	(1,421)	—	—
Balance as of December 31, 2015, as adjusted	42,523,229	43	(3,966)	219,914	(41,436)	(274)	174,281
Net loss	—	—	—	—	(6,865)	—	(6,865)
Stock-based compensation expense	—	—	—	8,543	—	—	8,543
Exercise of stock options	211,102	—	—	2,565	—	—	2,565
Vesting of restricted stock awards	135,931	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(466)	(466)
Balance as of June 30, 2016	42,870,262	$43	$(3,966)	$231,022	$(48,301)	$(740)	$178,058

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

b) Acquisition Payouts
A summary of the changes in the recorded amount of accrued compensation and deferred consideration from acquisitions from December 31, 2015 to June 30, 2016 is as follows (dollars in thousands):

	Compensation	Deferred Consideration	Total
Liability as of December 31, 2015	$375	$2,490	$2,865
Payments	—	—	—
Additional accruals	952	—	952
Liability as of June 30, 2016	$1,327	$2,490	$3,817
The accrued compensation and consideration related to acquisition payouts is recorded within accrued and other current liabilities on the accompanying consolidated balance sheets.
9. Pending Merger with Vista Funds

Submission of Matters to a Vote of Securities Holders

On July 12, 2016, the Company held a special meeting of stockholders (the “Special Meeting”) at Cvent’s principal executive offices in Tysons Corner, Virginia to vote on the proposals described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 9, 2016 and first mailed to Cvent’s stockholders on June 10, 2016. At the Special Meeting, stockholders approved the proposal to adopt the Agreement and Plan of Merger, dated as of April 17, 2016 (the “Merger Agreement”) by and among Cvent, Papay Holdco, LLC (“Parent”), and Papay Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Cvent (the “Merger”), and Cvent will become a wholly owned subsidiary of Parent. A total of 33,188,807 shares (78.51% of the 42,274,822 shares outstanding and entitled to vote as of June 8, 2016, the record date for the Special Meeting) present in person or by proxy, constituted a quorum for the transaction of business, and were voted at the Special Meeting. Since there were sufficient votes cast at the Special Meeting to adopt the Merger Agreement, a second proposal to adjourn the Special Meeting, if needed or appropriate, to solicit additional proxies was rendered moot.

The table below shows the final voting results from the Special Meeting.

	For	Against	Abstain

Proposal 1 - The Merger Proposal	33,171,932	15,967	908

The proposal to approve the Merger received the affirmative vote of approximately 78.47% of the shares of Cvent common stock outstanding and entitled to vote thereon.
As disclosed at that time, the Merger is subject to certain conditions, including, without limitation, the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval under the antitrust and competition laws of Austria. The Merger has been cleared by competition authorities in Austria. On June 30, 2016, each of Cvent and the Vista Funds received a request for additional information and documentary material, commonly referred to as a “Second Request,” from the U.S. Department of Justice (the “DOJ”) in connection with the Merger, which extends the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by Cvent and the Vista Funds with the “Second Request,” unless the waiting period is extended voluntarily by the parties or terminated sooner by the DOJ. The parties expect the Merger to be completed in the third or fourth quarter of this year.

At the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Company issued and outstanding as of immediately prior to the effective time will be canceled and extinguished and automatically converted into the right to receive cash in an amount equal to $36.00 per share, without interest thereon.
The Company has recorded $1.3 million in transaction costs in general & administrative expenses related to this transaction during the three and six months ended June 30, 2016.
10. Subsequent Events
The Company has evaluated subsequent events through August 5, 2016, the date the financial statements were available to be issued.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, as amended. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (as updated in our Quarterly Report on Form 10-Q filed on May 5, 2016). The words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. Consolidated financial data referenced in this section as of and for the three and six months ended June 30, 2016 and 2015 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial data as of and for the three and six months ended June 30, 2016 and 2015 includes all adjustments, consisting of normal recurring accruals, that are necessary in the opinion of our management for a fair presentation of our financial position and results of operations for these periods.
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
Our meeting and event planner customers include enterprises such as corporations, associations, not-for-profits, government agencies and universities. These customers enter into annual and multi-year subscription contracts to utilize part or all of our cloud-based software solutions to plan, manage and execute enterprise events and meetings including external events, such as conferences, tradeshows, and customer events, as well as internal events, such as sales meetings, training seminars and team-building events. Revenue from our Event Cloud was $41.1 million and $77.5 million for the three and six months ended June 30, 2016, or 69% of our total revenue during the period, and $32.7 million and $61.0 million for the three and six months ended June 30, 2015, or 69% of our total revenue during the period. We generally recognize revenue from these contracts ratably over the term of the contract.
On the other side of the event ecosystem, hoteliers and venues primarily utilize our Hospitality Cloud solutions to generate more visibility with ready-to-transact event and meeting planners. Our largest online marketplace, the Cvent Supplier Network, or CSN, connects tens of thousands of event and meeting planners seeking the best venue for their event with approximately 240,000 venues in our proprietary database. We believe that CSN contains the world’s largest and most accurate searchable database of detailed meeting venue information with listings of hotels, conference centers, convention centers, resorts, restaurants, museums, country clubs, wineries, castles and other special event venues in more than 175 countries. Hotels and venues enter into annual and multi-year advertising contracts with us for marketing solutions that increase the prominence of their properties in CSN; we recognize the revenue from these marketing solutions over the term of the agreement based on the estimated selling prices of each solution. The CSN is available with the same functionality to users of our paid subscription event and meeting platform solutions as well as to event and meeting planners that simply visit the CSN site and establish a free user account. All of these users have the ability to submit RFPs to hotels and venues free of charge using the CSN. Revenue from our Hospitality Cloud was $18.5 million and $34.4 million for the three and six months ended June 30, 2016, or 31% of our total revenue during the period, and $14.6 million and $27.4 million for the three and six months ended June 30, 2015, or 31% of our total revenue during the period.

Pending Merger with Vista Funds

Submission of Matters to a Vote of Securities Holders

On July 12, 2016, the Company held a special meeting of stockholders (the “Special Meeting”) at Cvent’s principal executive offices in Tysons Corner, Virginia to vote on the proposals described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 9, 2016 and first mailed to Cvent’s stockholders on June 10, 2016. At the Special Meeting, stockholders approved the proposal to adopt the Agreement and Plan of Merger, dated as of April 17, 2016 (the “Merger Agreement”) by and among Cvent, Papay Holdco, LLC (“Parent”), and Papay Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Cvent (the “Merger”), and Cvent will become a wholly owned subsidiary of Parent. A total of 33,188,807 shares (78.51% of the 42,274,822 shares outstanding and entitled to vote as of June 8, 2016, the record date for the Special Meeting) present in person or by proxy, constituted a quorum for the transaction of business, and were voted at the Special Meeting. Since there were sufficient votes cast at the Special Meeting to adopt the Merger Agreement, a second proposal to adjourn the Special Meeting, if needed or appropriate, to solicit additional proxies was rendered moot.

The table below shows the final voting results from the Special Meeting.

	For	Against	Abstain

Proposal 1 - The Merger Proposal	33,171,932	15,967	908

The proposal to approve the Merger received the affirmative vote of approximately 78.47% of the shares of Cvent common stock outstanding and entitled to vote thereon.
As disclosed at that time, the Merger is subject to certain conditions, including, without limitation, the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval under the antitrust and competition laws of Austria. The Merger has been cleared by competition authorities in Austria. On June 30, 2016, each of Cvent and the Vista Funds received a request for additional information and documentary material, commonly referred to as a “Second Request,” from the U.S. Department of Justice (the “DOJ”) in connection with the Merger, which extends the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by Cvent and the Vista Funds with the “Second Request,” unless the waiting period is extended voluntarily by the parties or terminated sooner by the DOJ. The parties expect the Merger to be completed in the third or fourth quarter of this year.
At the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Company issued and outstanding as of immediately prior to the effective time will be canceled and extinguished and automatically converted into the right to receive cash in an amount equal to $36.00 per share, without interest thereon.
The Company has recorded $1.3 million in transaction costs related to this transaction during the three and six months ended June 30, 2016.
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
Our customer contracts are typically not cancellable without cause and typically range in length from one to four years. We generally recognize revenue from Event Cloud subscriptions ratably over the term of the agreement. Customers are typically invoiced in advance on an annual or quarterly basis. Amounts that have been contractually invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription period. We refer to contractual amounts that have not been invoiced (or for which the underlying contract term has not commenced) as unbilled contract value. Unbilled contract value is not reflected in our consolidated financial statements.

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
We generally recognize the revenue from these marketing solutions over the period the advertisements are delivered. Customer contracts are typically not cancellable without cause and typically range in length from one to two years. We generally invoice our customers in advance in annual installments. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized as revenue over the contract period. Contractual amounts that have not been invoiced (and for which the underlying contract term has commenced), which we refer to as unbilled contract value, are not reflected in our consolidated financial statements.
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
Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, operating expenses, other income and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K dated March 1, 2016, and filed with the SEC.
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
In February 2016, the FASB issued an amendment to ASC Topic 840: Leases. ASU 2016-02, Leases (Topic 842), which conforms the treatment for substantially all leases by requiring the lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about leases. Under current US GAAP, leases designated as operating leases rather than capital leases are not reflected on the balance sheet.

This amendment will become effective for the Company in the first quarter of 2019, although earlier adoption is permitted for financial statements that have not been issued. Management is currently assessing the effect the adoption of this standard will have on its consolidated financial statements.
In November 2015, the FASB issued an amendment to ASC Topic 740: Income Taxes. ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively, or retrospectively to all periods presented. We adopted the provisions of ASU 2015-17 prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduces complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations, and cash flows.
In September 2015, the FASB issued an amendment to ASC Topic 805: Business Combinations. ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, simplifies the accounting for measurement period adjustments by requiring companies to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to adoption, these measurement period adjustments were required to be recorded as retrospective adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to Goodwill. This amendment became effective for the Company in the first quarter of 2016. The adoption of ASU 2015-16 did not have a significant impact on our financial position, results of operations, and cash flows.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue	$59,619	$47,323	$111,937	$88,429
Costs of revenue	16,690	14,332	31,296	28,934
Gross profit	42,929	32,991	80,641	59,495
Operating expenses:
Sales and marketing	25,795	23,063	44,566	40,803
Research and development	11,754	4,879	22,118	9,914
General and administrative	9,635	8,551	18,703	16,518
Intangible asset amortization, excluding cost of revenue	736	519	1,473	812
Losses (gains) from foreign currency transactions	123	1,018	(91)	832
Total operating expenses	48,043	38,030	86,769	68,879
Loss from operations	(5,114)	(5,039)	(6,128)	(9,384)
Interest income	406	577	958	1,121
Other expense	—	—	—	(426)
Loss before income taxes	(4,708)	(4,462)	(5,170)	(8,689)
Provision for (benefit from) income taxes	959	1,213	1,695	(662)
Net loss	$(5,667)	$(5,675)	$(6,865)	$(8,027)

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Costs of revenue	28	30	28	33
Gross margin	72	70	72	67
Operating expenses:
Sales and marketing	43	49	40	46
Research and development	20	10	20	11
General and administrative	16	18	17	19
Intangible asset amortization, excluding cost of revenue	1	1	1	1
Losses (gains) from foreign currency transactions	—	2	—	1
Total operating expenses	80	80	78	78
Loss from operations	(8)	(10)	(6)	(11)
Interest income	1	1	1	1
Other expense	—	—	—	—
Loss before income taxes	(7)	(9)	(5)	(10)
Provision for (benefit from) income taxes	2	3	2	(1)
Net loss	(9)%	(12)%	(7)%	(9)%

Comparison of Three and Six months ended June 30, 2016 and 2015
Revenue

	Three months ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2016	2015			2016	2015
Revenue by product:	(in thousands)
Event Cloud	$41,124	$32,723	$8,401	26%	$77,514	$60,994	$16,520	27%
Hospitality Cloud	18,495	14,600	3,895	27%	34,423	27,435	6,988	25%
Total revenue	$59,619	$47,323	$12,296	26%	$111,937	$88,429	$23,508	27%
Percentage of revenue:
Event Cloud	69%	69%			69%	69%
Hospitality Cloud	31%	31%			31%	31%
Total revenue	100%	100%			100%	100%
Total revenue increased $12.3 million during the three months ended June 30, 2016 compared to the same period in 2015, due to a $11.1 million increase in revenue from sales to new customers and sales by companies acquired since June 30, 2015. Revenue from sales of additional features and functionality to existing customers contributed an additional $6.5 million in revenue for the three months ended June 30, 2016 over the corresponding period in 2015. These amounts were primarily offset by decreases in revenue due to lost customers since June 30, 2015. Included in total revenue for the three months ended June 30, 2016 and June 30, 2015 was $1.8 million and $2.6 million, respectively, of non-monetary revenue derived from trade of service arrangements.
Event Cloud revenue increased $8.4 million during the three months ended June 30, 2016 compared to the same period in 2015, due to a $9.1 million increase in revenue from sales of event planning subscriptions to new customers and sales by companies acquired since June 30, 2015. Revenue from sales of additional features and functionality to existing customers, increased registration usage and price increase contributed an additional $4.1 million in Event Cloud revenue during the three months ended June 30, 2016. These amounts were primarily offset by decreases in revenue due to customers lost since June 30, 2015.
Hospitality Cloud revenue increased $3.9 million during the three months ended June 30, 2016 compared to the same period in 2015, due to an increase of $2.0 million in revenue from sales to new customers. Revenue from sales of additional marketing solutions to existing customers and price increases contributed an additional $2.4 million in revenue during the three months ended June 30, 2016. These amounts were primarily offset by decreases in revenue due to customers lost since June 30, 2015.
Total revenue increased $23.5 million during the six months ended June 30, 2016 compared to the same period in 2015, due to a $23.2 million increase in revenue from sales to new customers and sales by companies acquired since June 30, 2015. Revenue from sales of additional features and functionality to existing customers contributed an additional $10.3 million in revenue for the six months ended June 30, 2016 over the corresponding period in 2015. These amounts were primarily offset by decreases in revenue due to lost customers since June 30, 2015. Included in total revenue for the six months ended June 30, 2016 and June 30, 2015 was $2.3 million and $3.3 million, respectively, of non-monetary revenue derived from trade of service arrangements.
Event Cloud revenue increased $16.5 million during the six months ended June 30, 2016 compared to the same period in 2015, due to a $19.0 million increase in revenue from sales of event planning subscriptions to new customers and sales by companies acquired since June 30, 2015. Revenue from sales of additional features and functionality to existing customers, increased registration usage and price increase contributed an additional $5.8 million in Event Cloud revenue during the six months ended June 30, 2016. These amounts were primarily offset by decreases in revenue due to customers lost since June 30, 2015.
Hospitality Cloud revenue increased $7.0 million during the six months ended June 30, 2016 compared to the same period in 2015, due to an increase of $4.2 million in revenue from sales to new customers. Revenue from sales of additional marketing solutions to existing customers and price increases contributed an additional $4.5 million in revenue during the six months ended June 30, 2016. These amounts were primarily offset by decreases in revenue due to customers lost since June 30, 2015.

We generate the majority of our revenue from North America with revenue from outside North America accounting for 10% of total revenue for the three and six months ended June 30, 2016 and 2015. In the near term we expect that total revenue from outside North America will increase at the same rate as the rest of our business, in absolute dollars. Therefore, as a proportion of total revenue, we expect total revenue from outside of North America to remain the same.
Cost of Revenue

	Three months ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2016	2015			2016	2015
Cost of revenue	$16,690	$14,332	$2,358	16%	$31,296	$28,934	$2,362	8%
Percentage of revenue	28%	30%			28%	33%
Cost of revenue increased by $2.4 million for the three months ended June 30, 2016 compared to the corresponding quarter in 2015. The increase is primarily due to an increase in our headcount and average cost per employee within our software development group for technology to support product development and minor new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines. The headcount cost increases led to $1.9 million in increased expenses in the three months ended June 30, 2016 over the corresponding quarter in 2015, net of software costs capitalized during the period. As a percentage of revenue, cost of revenue decreased in the three months ended June 30, 2016 because cost of revenue increased more slowly than revenue.
Cost of revenue increased by $2.4 million for the six months ended June 30, 2016 compared to the corresponding period in 2015. The increase is primarily due to an increase in our headcount and average cost per employee within our software development group for technology to support product development and minor new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines. The headcount cost increases led to $2.3 million in increased expenses in the three months ended June 30, 2016 over the corresponding quarter in 2015, net of software costs capitalized during the period. As a percentage of revenue, cost of revenue decreased in the six months ended June 30, 2016 because expenses in this category were considerably higher than normal in the comparable prior year period.

Operating Expenses

	Three months ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2016	2015			2016	2015
Operating expenses:
Sales and marketing	$25,795	$23,063	$2,732	12%	$44,566	$40,803	$3,763	9%
Research and development	11,754	4,879	6,875	141%	22,118	9,914	12,204	123%
General and administrative	9,635	8,551	1,084	13%	18,703	16,518	2,185	13%
Intangible asset amortization, excluding cost of revenue	736	519	217	42%	1,473	812	661	81%
Losses (gains) from foreign currency transactions	123	1,018	(895)	(88)%	(91)	832	(923)	(111)%
Total operating expenses	$48,043	$38,030	$10,013	26%	$86,769	$68,879	$17,890	26%
Percentage of revenue:
Sales and marketing	43%	49%			40%	46%
Research and development	20%	10%			20%	11%
General and administrative	16%	18%			17%	19%
Intangible asset amortization, excluding cost of revenue	1%	1%			1%	1%
Losses (gains) from foreign currency transactions	—%	2%			—%	1%
Total operating expenses	80%	80%			78%	78%
Sales and Marketing
Sales and marketing expenses increased by $2.7 million for the three months ended June 30, 2016 over the corresponding quarter in 2015. The increase is primarily due to increased headcount both domestically and internationally. Total sales and marketing headcount and average cost per head of our sales and marketing personnel increased from June 30, 2015 to June 30, 2016 to support revenue growth, new product lines and global expansion. The headcount cost increases in the second quarter of 2016 contributed $1.9 million of additional expense. In addition, stock-based compensation expense increased $0.6 million due primarily to equity grants made to new hires since June 30, 2015.
Sales and marketing expenses increased by $3.8 million for the six months ended June 30, 2016 over the corresponding period in 2015. The increase is primarily due to increased headcount both domestically and internationally. Total sales and marketing headcount and average cost per head of our sales and marketing personnel increased from June 30, 2015 to June 30, 2016 to support revenue growth, new product lines and global expansion. The headcount cost increases in the second quarter of 2016 contributed $3.4 million of additional expense. In addition, stock-based compensation expense increased $0.8 million due primarily to equity grants made to new hires since June 30, 2015. These increases were offset by decreased advertising expenses of $0.9 million.
Research and Development
Research and development expenses increased by $6.9 million for the three months ended June 30, 2016 over the corresponding quarter in 2015. The increase is primarily due to an increase in our headcount and average cost per employee within our software development group for technology to support product development and minor new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines. The headcount and average cost increases led to $4.9 million in increased expenses in the three months ended June 30, 2016 over the corresponding quarter in 2015, net of software costs capitalized during the period. In addition, stock-based compensation expense increased $0.8 million due primarily to additional equity grants made to existing employees since June 30, 2015. Depreciation and amortization increased by $0.3 million. The remaining increase is the result of increased rent and the use of outside service providers.

Research and development expenses increased by $12.2 million for the six months ended June 30, 2016 over the corresponding period in 2015. The increase is primarily due to an increase in our headcount and average cost per employee within our software development group for technology to support product development and minor new functionality on the platform, for our expanded cloud-delivery infrastructure and for integration of new product lines. The headcount and average cost increases led to $8.8 million in increased expenses in the six months ended June 30, 2016 over the corresponding quarter in 2015, net of software costs capitalized during the period. In addition, stock-based compensation expense increased $1.2 million due primarily to additional equity grants made to existing employees since June 30, 2015. Depreciation and amortization increased by $0.6 million. The remaining increase is the result of increased rent and the use of outside service providers.
General and Administrative
General and administrative expenses increased by $1.1 million for the three months ended June 30, 2016 as compared to the comparable prior period. The increase was primarily due to our Pending Merger with Vista Funds, which increased costs by $1.3 million. The increase was also due to increased headcount and increased average cost per employee to manage our fast growing business. Total headcount and average cost per head related to general and administrative operations increased from June 30, 2015 to June 30, 2016, which contributed $0.7 million of increased personnel and related expenses in the three months ended June 30, 2016. In addition, stock-based compensation increased by $0.7 million due primarily to equity grants made to new hires since June 30, 2015. These increases were offset by the decreased use of professional services firms and other outside services of $1.4 million.
General and administrative expenses increased by $2.2 million for the six months ended June 30, 2016 as compared to the comparable prior period. The increase was primarily due to our Pending Merger with Vista Funds, which increased costs by $1.3 million. The increase was also due to increased headcount and increased average cost per employee to manage our fast growing business. Total headcount and average cost per head related to general and administrative operations increased from June 30, 2015 to June 30, 2016, which contributed $1.8 million of increased personnel and related expenses in the three months ended June 30, 2016. In addition, stock-based compensation increased by $1.0 million due primarily to equity grants made to new hires since June 30, 2015. These increases were offset by the decreased use of professional services firms and other outside services of $1.8 million.
Intangible Asset Amortization, Excluding Cost of Revenue
Intangible asset amortization, excluding cost of revenue, increased by $0.2 million for the three months ended June 30, 2016 over the corresponding quarter in 2015. The increase is primarily due to increased intangible assets from acquisition activity as we continue to strategically acquire companies to aid in our short and long-term growth.
Intangible asset amortization, excluding cost of revenue, increased by $0.7 million for the six months ended June 30, 2016 over the corresponding period in 2015. The increase is primarily due to increased intangible assets from acquisition activity as we continue to strategically acquire companies to aid in our short and long-term growth.
Losses (Gains) From Foreign Currency Transactions

The losses (gains) from foreign currency transactions decreased by $(0.9) million for the three months ended June 30, 2016 and the corresponding quarter in 2015.

The losses (gains) from foreign currency transactions decreased by $(0.9) million for the six months ended June 30, 2016 and the corresponding period in 2015.
Interest Income

	Three months ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2016	2015			2016	2015
Interest income	$406	$577	$(171)	(30)%	$958	$1,121	$(163)	(15)%
Percentage of revenue	1%	1%			1%	1%
Interest income decreased by $0.2 million for the three and six months ended June 30, 2016, respectively. This decrease was primarily driven by lower investment amounts in the current periods.

Provision for (Benefit from) Income Taxes

	Three months ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2016	2015			2016	2015
Provision for (benefit from) income taxes	$959	$1,213	$(254)	(21)%	$1,695	$(662)	$2,357	356%
Percentage of revenue	2%	3%			2%	(1)%
The income tax expense for the three months ended June 30, 2016 decreased by $0.3 million compared to the three months ended June 30, 2015. This decreased expense was primarily due to the taxable operations in foreign jurisdictions, the impact of changes in valuation allowances and tax deficiencies related to stock compensation.
The income tax expense for the six months ended June 30, 2016 increased by $2.4 million compared to the six months ended June 30, 2015, where we recorded an income tax benefit. This increased expense was primarily due to the taxable operations in foreign jurisdictions, the impact of changes in valuation allowances and tax deficiencies related to stock compensation.
Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO, we financed our operations primarily through cash generated from operating activities and in earlier periods from private placements of capital stock. On August 14, 2013, we closed our IPO in which we sold and issued 6,440,000 shares of common stock resulting in net proceeds of approximately $122.1 million to us after offering expenses. On January 23, 2014, we closed our follow-on public offering in which we sold and issued 747,500 shares of common stock resulting in net proceeds of approximately $24.8 million to us after offering expenses. As of June 30, 2016, we had $162.9 million of cash and cash equivalents, excluding $13.7 million of short-term investments.
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
Working Capital and Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$43,705	$24,537
Net cash used by investing activities	(1,128)	(35,129)
Net cash provided by financing activities	2,565	2,756
Effect of exchange rates on cash	(946)	66
Change in cash and cash equivalents	$44,196	$(7,770)
Our cash, cash equivalents and short-term investments at June 30, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and maintain liquidity. Accordingly, our cash and cash equivalents and short-term investments are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

As of June 30, 2016, $11.9 million of our total cash and cash equivalents were held in deposit accounts outside the United States and may be subject to repatriation. All of our short-term investments were held in India. These balances are available for general corporate purposes and we presently do not intend to repatriate these funds.
Operating Activities
Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of our customers, recurring dollar retention rates and the amount and timing of customer payments. Cash provided by operations in the six months ended June 30, 2016 and 2015 is primarily attributable to robust cash collections as shown by the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with net 30 payment terms. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the first and fourth quarter.
Net cash provided by operating activities was $43.7 million for the six months ended June 30, 2016, which was driven primarily by a decrease in accounts receivable of $5.7 million, an increase in deferred revenue of $13.6 million, which is reflective of our historical cash collections and billing cycle. These cash inflows were further supported by a net increase in accounts payable, accrued expenses, and other liabilities of $5.8 million and a decrease in prepaid expenses and other assets of $4.4 million. Net cash provided by operating activities was reduced by a net loss of $(6.9) million for the period, but was more than offset by the exclusion of depreciation, amortization and stock-based compensation of approximately $20.8 million.
Investing Activities
Our investing activities have consisted primarily of purchases of equipment and costs related to software developed for internal use, short-term investments, business acquisitions, and contingent consideration payments related to acquisitions. We expect our capital expenditures and our investment activity to continue to increase as our business grows.
Net cash used by investing activities was $1.1 million for the six months ended June 30, 2016. The net cash outflow was the result of the use of cash in the amount of $11.2 million for capitalized software development costs and an investment of $2.3 million in property and equipment. This cash outflow was substantially offset by a decline in net purchases of short-term investments of $13.1 million.
Financing Activities
For the six months ended June 30, 2016, net cash from financing activities provided $2.6 million in cash during the period as a result of net proceeds received from the exercise of stock options.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
No other material changes in our market risk occurred from December 31, 2015 through June 30, 2016.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Risk
Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our statement of operations. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. To the extent that transactions by foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction losses (gains) are included in loss from operations and totaled $0.1 million and $(0.1) million in the three and six months ended June 30, 2016, respectively. Realized foreign currency transaction losses (gains) are included in loss from operations and totaled $1.0 million and $0.8 million in the three and six months ended June 30, 2015, respectively.
The majority of our Cvent Europe Ltd. revenues are earned in British Pounds and Euros. The revenue for Cvent Europe Ltd, was $3.0 million and $5.8 million for the three and six months ended June 30, 2016, respectively. The revenue denominated in British Pounds and Euros was immaterial for the three and six months ended June 30, 2015.
An increase or decrease of 10% in the applicable foreign exchange rates would not have a material impact on our financial position.
As of June 30, 2016, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our cash equivalents primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. Our short-term investments primarily consist of bank certificates of deposit, all of which are held in India. As of June 30, 2016, we had $162.9 million of cash and cash equivalents, excluding $13.7 million of short-term investments. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio and our tendency to hold investments to maturity, we do not believe an immediate increase or decrease in interest rates of 1% would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the material weakness in our internal control over financial reporting as discussed below. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include an unremediated material weakness in internal controls over financial reporting.
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

This material weakness remains unremediated as of June 30, 2016. As discussed below in Item 4(c), we are implementing measures in an attempt to remediate this material weakness.
As of December 31, 2016, we will cease being an “emerging growth company” and will be considered a large accelerated filer; therefore, among other obligations, we will be required to obtain an auditor’s attestation report on our internal controls in our annual report on Form 10-K for the fiscal year ending December 31, 2016. Our auditors may identify material weaknesses in our internal control over financial reporting and disclosure controls. A material weakness may effect our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the New York Stock Exchange, increased audit fees, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have the existing material weakness, other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock. See “We have identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business” risk factor disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 1, 2016.
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
During the fiscal quarter ending June 30, 2016, we continued to make the following changes to our internal control over financial reporting:

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

While we have made significant progress with respect to cut off procedures, the preparation of the tax provision, review of account reconciliations, and with respect to the enhancement of controls related to the preparation and review of our financial statements, we will not consider the material weakness remediated until our internal control processes have been operational for a sufficient period of time and have been successfully tested. Accordingly, we have determined that we continue to have a material weakness in our internal control over financial reporting as of June 30, 2016. We also cannot provide assurance that management will be able to report that our internal control over financial reporting will be effective as of December 31, 2016.
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
d) Changes in Internal Control over Financial Reporting
Other than as described under "Plan for Remediation of Material Weakness in Internal Control over Financial Reporting" above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
From time to time, we may become involved in legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 1A.    Risk Factors
Other than as described below, the risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016, as supplemented by the risks described in Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which was filed with the SEC on May 5, 2016, remain current in all material respects. Those risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2016
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

Cvent, Inc.
/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date: August 5, 2016

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 17, 2016, by and among Papay Holdco, LLC, Papay Merger Sub, Inc. and Cvent, Inc.	8-K	001-36043	2.1	April 18, 2016
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-189837	3.2	August 5, 2013
3.2	Amended and Restated Bylaws	8-K	001-36043	3.1	April 18, 2016
4.1	Second Amended and Restated Investors’ Rights Agreement, dated July 15, 2011, by and among Cvent, Inc. and certain security holders of Cvent, Inc.	S-1	333-189837	4.1	July 8, 2013
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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